Form 10-Q
period 2009-09-30
A123 SYSTEMS, INC.
filed 2009-11-12
CIK 1167178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-34463

A123 Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3583876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

A123 Systems, Inc. Arsenal on the Charles 321 Arsenal Street Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)

617-778-5700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 9, 2009, there were 102,497,134 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

A123 Systems, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2009

EX-31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act
EX-31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act
EX-32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act
EX-32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

Part I. Financial Information

Item 1. Financial Statements

A123 Systems, Inc.
Condensed Consolidated Balance Sheets

(Unaudited)
(in thousands, except per share data)

	December 31,	September 30,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$70,510	$494,068
Restricted cash	766	1,711
Accounts receivable, net	17,735	16,131
Inventory	35,724	38,094
Prepaid expenses and other current assets	5,101	2,847
Total current assets	129,836	552,851

Property, plant and equipment, net	52,705	68,159
Goodwill	9,581	9,581
Intangible assets, net	2,389	1,754
Deferred offering costs	4,532	—
Other assets	9,701	9,207
Restricted cash	216	223
Total assets	$208,960	$641,775

LIABILITIES, REDEEMABLE STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Revolving credit lines	$8,000	$8,000
Current portion of long-term debt	4,629	6,600
Current portion of capital lease obligations	393	512
Accounts payable	19,471	16,273
Accrued expenses	14,381	14,472
Other current liabilities	405	242
Deferred revenue	13,050	7,358
Deferred rent	162	79
Total current liabilities	60,491	53,536

Long-term debt, net of current portion	5,893	8,752
Capital lease obligations, net of current portion	291	228
Deferred revenue, net of current portion	26,028	26,000
Deferred rent, net of current portion	20	413
Other long-term liabilities	1,390	4,729
Preferred stock warrant liability	950	—
Total liabilities	95,063	93,658

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.001 par value - 46,798,184 and 0 shares authorized; 46,671,487 and 0 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively (liquidation and redemption value of up to $270,069 and $0, respectively)	234,954	—
Redeemable common stock, $0.001 par value - 1,592,797 and 0 shares authorized; 1,592,797 and 0 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	11,500	—
Stockholders’ (deficit) equity:
Series B-1 convertible preferred stock, $0.001 par value - 1,493,065 and 0 shares authorized; 1,493,065 and 0 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	1	—
Preferred stock, $0.001 par value—0 and 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	—	—
Common stock, $0.001 par value—115,000,000 and 250,000,000 shares authorized; 7,661,705 and 102,474,874 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	8	103
Additional paid-in capital	19,649	764,922
Accumulated deficit	(152,889)	(216,337)
Accumulated other comprehensive loss	(197)	(823)
Total A123 Systems, Inc. stockholders’ (deficit) equity	(133,428)	547,865
Noncontrolling interest	871	252
Total stockholders’ (deficit) equity	(132,557)	548,117
Total liabilities, redeemable stock, and stockholders’ (deficit) equity	$208,960	$641,775

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Revenue:
Product	$14,121	$20,008	$32,136	$56,646
Research and development services	8,821	3,589	12,740	9,873

Total revenue	22,942	23,597	44,876	66,519

Cost of revenue:
Product	16,841	22,570	40,638	61,756
Research and development services	5,081	2,902	7,959	7,407

Total cost of revenue	21,922	25,472	48,597	69,163

Gross profit (loss)	1,020	(1,875)	(3,721)	(2,644)

Operating expenses:
Research and development	11,058	13,136	26,152	35,950
Sales and marketing	2,117	1,852	5,723	6,079
General and administrative	6,322	5,887	15,153	18,339

Total operating expenses	19,497	20,875	47,028	60,368

Operating loss	(18,477)	(22,750)	(50,749)	(63,012)

Other income (expense):
Interest income	551	35	1,165	97
Interest expense	(154)	(348)	(561)	(920)
(Loss) gain on foreign exchange	(626)	670	(550)	555
Unrealized loss on preferred stock warrant liability	(177)	(445)	(936)	(515)

Other expense, net	(406)	(88)	(882)	(783)

Loss from operations, before tax	(18,883)	(22,838)	(51,631)	(63,795)

Provision for income taxes	60	53	244	320

Net loss	(18,943)	(22,891)	(51,875)	(64,115)

Less: Net loss (income) attributable to the noncontrolling interest	(27)	93	(90)	667

Net loss attributable to A123 Systems, Inc.	(18,970)	(22,798)	(51,965)	(63,448)

Accretion to preferred stock	(11)	(17)	(31)	(45)

Net loss attributable A123 Systems, Inc. common stockholders	$(18,981)	$(22,815)	$(51,996)	$(63,493)

Net loss per share attributable to common stockholders - basic and diluted:	$(2.06)	$(1.78)	$(5.92)	$(6.06)

Weighted average number of common shares outstanding - basic and diluted:	9,203	12,823	8,789	10,469

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statement of Stockholders’ (Deficit) Equity

(Unaudited)

(in thousands, except per share data)

	A123 Systems, Inc. stockholders’ (deficit) equity
	Series B-1 Convertible Preferred Stock $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity	Interest	Loss

BALANCE - January 1, 2008	1,493	$1	6,587	$6	$9,681	$(72,419)	$128	$(62,603)	$997
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(31)	—	—	(31)	—
Stock-based compensation	—	—	—	—	3,377	—	—	3,377	—
Issuance of common stock	—	—	1,065	2	5,131	—	—	5,133	—
Issuance of common stock warrant	—	—	—	—	366	—	—	366	—
Comprehensive loss:
Net loss	—	—	—	—	—	(51,965)	—	(51,965)	90	$(51,875)
Foreign currency translation adjustment	—	—	—	—	—	—	(317)	(317)	(165)	(482)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(52,357)

BALANCE - September 30, 2008	1,493	$1	7,652	$8	$18,524	$(124,384)	$(189)	$(106,040)	$922

BALANCE - January 1, 2009	1,493	$1	7,652	$8	$19,649	$(152,889)	$(197)	$(133,428)	$871
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(45)	—	—	(45)	—
Stock-based compensation	—	—	—	—	6,544	—	—	6,544	—
Exercise of stock options	—	—	70	—	71	—	—	71	—
Common stock issued in public offering, net of issuance costs (Note 3)			31,727	32	391,277			391,309
Exercise of common stock warrant	—	—	49	—	—	—	—	—	—
Conversion of redeemable common stock and convertible preferred stock to common stock and conversion of preferred stock warrant to common stock warrant	(1,493)	(1)	62,967	63	347,426	—	—	347,488	—
Comprehensive loss:
Net loss	—	—	—	—	—	(63,448)	—	(63,448)	(667)	$(64,115)
Foreign currency translation adjustment	—	—	—	—	—	—	(626)	(626)	48	(578)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(64,693)

BALANCE - September 30, 2009	—	$—	102,465	$103	$764,922	$(216,337)	$(823)	$547,865	$252

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(51,875)	$(64,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,718	10,207
Noncash rent	(94)	310
Noncash foreign exchange loss on intercompany loan	912	(727)
Unrealized loss on preferred stock warrant liability	936	515
(Gain) loss on disposal of property and equipment	(84)	49
Amortization of debt issuance costs and noncash interest expense	120	65
Stock-based compensation	3,377	6,544
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(11,279)	1,418
Inventory	(10,107)	(2,343)
Prepaid expenses and other assets	(9,489)	2,308
Accounts payable	8,662	(5,650)
Accrued expenses	4,316	(23)
Deferred revenue	13,861	(5,634)
Other liabilities	(40)	111
Net cash used in operating activities	(45,066)	(56,965)
Cash flows from investing activities:
Decrease (increase) in restricted cash	262	(976)
Purchases of property, plant and equipment	(19,922)	(21,767)
Net cash used in investing activities	(19,660)	(22,743)
Cash flows from financing activities:
Net proceeds from initial public offering of common stock and issuance costs	(2,339)	397,281
Proceeds from government grant	—	3,000
Proceeds from issuance of common stock	5,002	—
Proceeds from exercise of stock options	131	71
Advances under revolving credit lines	4,299	—
Proceeds from issuance of long-term debt	1,589	8,584
Payments on long-term debt	(3,610)	(4,676)
Payments on capital lease obligations	(158)	(517)
Net proceeds from issuance of redeemable common stock	11,500	—
Net proceeds from issuance of redeemable convertible preferred stock	101,998	99,590
Net cash provided by financing activities	118,412	503,333
Effect of foreign exchange rates on cash and cash equivalents	(344)	(67)
Net increase in cash and cash equivalents	53,342	423,558
Cash and cash equivalents at beginning of period	23,359	70,510
Cash and cash equivalents at end of period	$76,701	$494,068
Supplemental cash flow information - cash paid for interest	$440	$883
Noncash investing and financing activities:
Issuance of a common stock warrant in settlement of a liability	$366	$—
Issuance of note for consulting services	$—	$830
Purchase of equipment under capital leases	$768	$572
Equipment purchases included in accounts payable	$2,227	$2,466
Deferred offering costs included in accounts payable and accrued expenses	$1,511	$2,207

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

A123 Systems, Inc. (the ‘‘Company’’) was incorporated in Delaware on October 19, 2001 and has its corporate offices in Watertown, Massachusetts. The Company designs, develops, manufactures and sells advanced rechargeable lithium-ion batteries and battery systems and provides research and development services to government agencies and commercial customers.

2. Summary of Significant Accounting Polices

Unaudited Interim Financial Statements—The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2009 and for the three and nine months ended September 30, 2008 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed with the SEC on September 24, 2009.  The December 31, 2008 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of September 30, 2009 and results of its operations for the three and nine months ended September 30, 2008 and 2009, and its cash flows for the nine months ended September 30, 2008 and 2009. The interim results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The Company’s investment in a variable interest entity (‘‘VIE’’), of which the Company is the primary beneficiary, is consolidated.

Consolidation of Variable Interest Entity—At the time of the Company’s acquisition of Enerland Co., Ltd (‘‘Enerland’’), an Enerland wholly-owned subsidiary had a pre-existing joint venture agreement with a quasi governmental entity in the Peoples Republic of China (‘‘PRC’’), whereby the Enerland subsidiary holds a 45% interest in the joint venture. The jointly-owned enterprise was established under the laws of the PRC to manufacture components of rechargeable batteries. The joint venture enterprise is a VIE with Enerland as its primary beneficiary. Accordingly, the Company consolidates the joint venture enterprise and accounts for the 55% ownership as a noncontrolling interest. The total assets of the joint venture enterprise represented less than 2% of the Company’s total consolidated assets as of December 31, 2008.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The Company bases estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Translation and Remeasurement—The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The majority of the Company’s sales are denominated in U.S. dollars. For foreign operations with the local currency as the functional currency, local currency denominated assets and liabilities are translated at the period-end exchange rates, and sales, costs and expenses are translated at the average exchange rates during the period. Gains or losses resulting from foreign currency translation attributable to the Company are included as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. For foreign operations with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are remeasured at the period-end exchange rates and related gains or losses are reflected as other income (expense) in the condensed consolidated statement of operations, except for nonmonetary assets (e.g., inventories, and property, plant, and equipment) and related income statement accounts (e.g., cost of sales and depreciation) which are remeasured at historical exchange rates. During the three months ended September 30, 2008 and 2009, and during the nine months ended September 30, 2008 and 2009, the Company recognized net (losses) gains of $(0.6) million, $0.7 million, $(0.6) million, and $0.6 million respectively.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents —Cash equivalents include short-term, highly liquid instruments, which consist of money market accounts.  The majority of cash and cash equivalents are maintained with major financial institutions in North America.  Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Restricted Cash and Government Grants —Cash accounts with any type of restriction are classified as restricted cash. If the restriction is expected to be lifted in the next twelve months, the restricted cash account is classified as current.

The Company recognizes government grants on the balance sheet initially as a liability and restricted cash when the grant is received and that the Company will comply with the conditions attached to it.  Grant funds are typically used for either capital expenditures or to fund research and development. Once the funds are used, the Company then amortizes the liability as a reduction of depreciation expense over the useful life of the asset or as a reduction of expenses as milestones are met over the term of the grant.

During 2008, the Company was awarded a $10.0 million Center of Energy Excellence grant from the State of Michigan. The Company received $3.0 million in March 2009, and the remainder will be paid based on the achievement of certain milestones in the Company’s Livonia, Michigan facility development such as the installation of purchased equipment and qualification of manufacturing processes.   As of September 30, 2009, the Company has used approximately $1.3 million of the funds related to this grant for deposits for equipment, and the remaining $1.7 million is included in restricted cash. The Company has complied and expects to continue to comply with all conditions attached to the grant.

The Company has also been offered a loan from the State of Michigan for $4.0 million to support its planned expansion in Livonia, Michigan.  The loan would accrue interest at a rate of 1% and is payable over ten years. The loan agreement allows for the forgiveness of the loan either partially or in total based on the number of jobs created in the State of Michigan prior to January 1, 2015. As of September 30, 2009, the Company had not drawn down on the loan.

Goodwill and Indefinite-Lived Intangible Assets—Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Indefinite-lived intangible assets are not subject to amortization and consist of trademarks and trade names the Company has acquired through business acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired. If an impairment exists, a loss is recorded to write-down the value of goodwill or indefinite-lived intangible assets to their implied fair value. The Company performed the annual impairment test for these assets as of October 1, 2008. This test did not indicate an impairment.  There have been no events since October 1, 2008 that would require the Company to perform an additional assessment of goodwill or indefinite-lived assets.

Intangible Assets Subject to Amortization—The Company amortizes its intangible assets with definitive lives over their estimated useful lives, which range from less than a year to 17 years, based on the same pattern as the Company expects to receive the economic benefit from these assets.

Impairment of Long-Lived Assets—The Company’s long-lived assets include property, plant and equipment and intangible assets subject to amortization (i.e., patented technology, contractual backlog, specially-trained workforce and customer relationships). The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

Segment, Geographic and Significant Customer Information—Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker is the Chief Executive Officer. The Company’s chief decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company views its operations and manages its business as one operating segment.

Information about the Company’s operations in different geographic regions is presented in the tables below (in thousands):

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Geographic revenues (based on shipment destination or services location)
United States	$6,962	$10,116	$13,035	$32,711
United Kingdom	4,341	117	6,497	6,969
Chile	—	6,300	—	6,300
China	8,932	2,039	17,678	5,132
Mexico	184	143	563	3,879
Germany	263	1,951	1,189	3,809
Czech Republic	174	2,181	410	2,734
Austria	—	201	4	1,232
Korea	248	240	689	576
Malaysia	946	—	3,562	12
Other	892	309	1,249	3,165
	$22,942	$23,597	$44,876	$66,519

	December 31, 2008	September 30, 2009
Long-lived tangible assets (based on location of asset)
China	$33,180	$44,087
United States	13,701	18,292
Korea	5,627	5,780
Canada	197	—
	$52,705	$68,159

The Company groups its revenues into four revenue categories. Revenue for these categories is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Transportation	$1,758	$8,344	$2,296	$34,017
Consumer	12,363	5,364	29,840	16,329
Electric grid	—	6,300	—	6,300
Research and development services	8,821	3,589	12,740	9,873
	$22,942	$23,597	$44,876	$66,519

Revenue Recognition—The Company recognizes revenue from the sale of products and delivery of research and development services, including governmental grants. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the price to the buyer is fixed or determinable, and collectability is reasonably assured. If sales arrangements contain multiple elements, the Company evaluates the agreements to determine if separate units of accounting exist within the arrangement. The Company has determined that as of September 30, 2009, all sales arrangements should be accounted for as a single unit of accounting.

Product Revenue

Product revenue is generally recognized upon transfer of title and risk of loss, which is generally upon shipment, unless an acceptance period exists. In general, the Company’s customary shipping terms are FOB shipping point or free carrier. In instances where customer acceptance of a product is required, revenue is either recognized (i) upon shipment when the Company is able to demonstrate that the customer specific objective criteria have been met or (ii) upon the earlier of customer acceptance or expiration of the acceptance period.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company provides warranties for its products and records the estimated costs as a cost of revenue in the period the revenue is recorded. The Company’s standard warranty period extends one to five years from the date of sale, depending on the type of product purchased and its application. The warranties provide that the Company’s products will be free from defects in material and workmanship and will, under normal use, conform to the specifications for the product. The warranties further provide that the Company will repair the product or provide replacement parts at no charge to the customer. When the Company is unable to reasonably determine its obligation for warranty of new products, revenue from the sale of the products is deferred until expiration of the warranty period or until such time as the warranty obligation can be reasonably estimated.

Research and Development Services Revenue

Revenue from research and development services is recognized as the services are performed consistent with the performance requirements of the contract using the proportional performance method. Where arrangements include milestones or governmental approval that impact the fees payable to the Company, revenue is limited to those amounts whereby collectability is reasonably assured. The Company recognizes revenue earned under time and materials contracts as services are provided based upon actual costs incurred plus a contractually agreed-upon profit margin. The Company recognizes revenue from fixed-price contracts, using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to determine the amount of revenue earned to date. Project costs are based on the direct salary and associated fringe benefits of the employees on the project plus all direct expenses incurred to complete the project that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. These estimates are based on historical experience and deliverables identified in the contract and are indicative of the level of benefit provided to the Company’s clients. There are no costs that are deferred and amortized over the contract term.

Research and development revenue is derived from the execution of contracts awarded by the U.S. federal government, other government agencies and commercial customers. The Company’s research and development arrangements with the federal government or other government agencies typically require the Company to provide pure research, in which the Company investigates design techniques on new battery technologies. The Company’s research and development arrangements with commercial customers consist of arrangements where the Company is paid to enhance or modify an existing product or to develop or jointly develop a new product to meet a customer’s specifications.

The Company’s research and development arrangements generally provide that all pre-existing or newly created intellectual property remains under the ownership of the respective party, and that all jointly created intellectual property be owned by both parties without a duty to account for or pay royalties to the other party.

Other Revenue

Fees to license the use of the Company’s proprietary and licensed technologies are recognized only after both the license period has commenced and the technology has been delivered to the customer. Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured; otherwise the Company recognizes revenue upon receipt of payment. To date, the Company has not recognized any license or royalty revenue.

Deferred Revenue—The Company records deferred revenue for product sales and research and development services in several different circumstances. These circumstances include when (i) the Company has delivered products or performed services but other revenue recognition criteria have not been satisfied, (ii) payments have been received in advance of products being delivered or services being performed and (iii) all other revenue recognition criteria have been met, but the Company is not able to reasonably estimate the warranty expense. Deferred revenue includes customer deposits and up-front fees associated with research and development arrangements. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue. Deferred revenue will vary depending on the timing and amount of cash receipts from customers and can vary significantly depending on specific contractual terms.

On November 17, 2008, the Company entered into an exclusive agreement to license certain of its technology in the field of consumer electronics devices (excluding power tools and certain other consumer products). In connection with this license agreement, the Company has received and recorded as deferred revenue an up-front license fee of $22.5 million, as well as an up-front support fee of $2.5 million. The Company also expects to receive an additional license fee of $3.0 million following the completion of a support period. In addition, the agreement provides that the Company will be paid royalty fees on net sales of licensed products that include its technology. The Company has agreed to the terms of the license agreement that if, during a certain period following execution of the license agreement, the Company enters into an agreement with a third party that materially restricts the licensee’s rights under the license agreement or fails to provide the necessary support to enable the licensee to practice the Company’s technology, then the Company may be required to refund the licensee all license and support fees paid to cover the licensee’s capital and other expenses

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

paid and/or committed by the licensee in reliance upon its rights under the license agreement. Revenue recognition will commence in two years, upon successful transfer of technology know how to the customer. The license and support fee will be recognized on a straight line basis over the longer of the patent term or the expected customer relationship.

Research and Development Costs—Costs incurred in the research and development of the Company’s products are expensed as incurred and include salaries, third-party contractors, materials, and supplies. Research and development costs directly associated with research and development services revenue are classified as cost of research and development services. Additionally, a portion of research and development costs were offset by cost-sharing funding. For the three months ended September 30, 2008 and 2009, and for the nine months ended September 30, 2008 and 2009, the research and development costs that were offset by cost-sharing funding was $0.6 million, $0.4 million, $3.4 million, and $2.0 million, respectively.

Income Taxes—The Company accounts for income taxes in accordance with the asset and liability method for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using rates anticipated to be in effect when such temporary differences reverse. A valuation allowance against net deferred tax assets is required if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

The Company provides for income taxes in interim periods based upon the estimated effective tax rates for the full year.

Fair Value of Financial Instruments—The carrying amount of cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these items. Management believes that the Company’s debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value. At December 31, 2008, the Company’s preferred stock warrant liability was carried at fair value.  Upon the closing of the Company’s initial public offering on September 29, 2009, the preferred stock warrants were converted to common stock warrants, and at September 30, 2009 there is no outstanding preferred stock warrant liability.

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company’s cash equivalents.

The Company did not have any items that are measured at fair value on a non-recurring basis under this requirement for the nine months ended September 30, 2009 or 2008.

The following tables show assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and September 30, 2009 and the input categories associated with those assets and liabilities (in thousands):

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		As of December 31, 2008
	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset:
Money market funds	$61,580	$—	$61,580	$—

Liability:
Preferred stock warrant	$950	$—	$—	$950

		As of September 30, 2009
	Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset:
Money market funds	$484,314	$484,314	$—	$—

The Company’s cash equivalents consist of money market funds that approximate their face value. The fair value of the preferred stock warrant liability was determined using the Black-Scholes option pricing model.  The Company’s preferred stock warrants were converted to common stock warrants as of September 29, 2009 in conjunction with the Company’s public stock offering, and are now classified as equity awards.

The following table provides a roll-forward of the fair value of the preferred stock warrant liability, categorized as a Level 3 instrument, for the nine months ended September 30, 2009 (in thousands):

Nine Months Ended September 30, 2009

Preferred Stock Warrant Liability

Balance, December 31, 2008	$950

Unrealized loss included in other income (expense)	515
Conversion to common stock in connection with the Company's initial public offering	(1,465)
Balance, September 30, 2009	$—

Stock-Based Compensation—Effective January 1, 2006, the Company accounts for all awards, including employee and director awards, by recognizing compensation expense based on the fair value of share-based transactions in the financial statements on a prospective basis.  This accounting applies to new awards and to awards modified, repurchased, or cancelled on or after January 1, 2006 and awards issued prior to January 1, 2006 continue to be accounted for in accordance with the accounting originally applied. The Company recognizes compensation expense over the vesting period using a ratable method (providing the minimum amount of compensation recorded is equal to the vested portion of the award, requiring a ratable method when necessary) and classifies these amounts in the condensed consolidated statements of operations based on the department to which the related employee reports. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options, utilizing various assumptions.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period and periodically revalues the equity instruments as they vest.

Net Loss Per Share—Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the fiscal year. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the fiscal year. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock and warrants based on the treasury stock method.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive, (in thousands):

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	September 30,
	2008	2009
Convertible preferred stock upon conversion to common stock	48,165	—
Warrants to purchase redeemable convertible preferred stock	126	—
Warrants to purchase common stock	45	112
Options to purchase common stock	8,215	10,431
	56,551	10,543

New Accounting Pronouncements—In June 2009, the FASB issued new accounting guidance which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  This guidance becomes effective for all new and existing VIE’s on January 1, 2010.  The Company is evaluating the potential impact, if any, of the adoption of guidance on the Company’s consolidated financial statements.

In October 2009, FASB issued an update to the existing criteria for separating consideration in multiple-deliverable arrangements. This update is effective for arrangements entered into in the fiscal years beginning on or after June 15, 2010, unless the vendor elects early application. The Company is currently evaluating the potential impact, if any, of the adoption of this update on the Company’s consolidated financial statements.

3. Initial Public Offering

On September 29, 2009, the Company closed its initial public offering of common stock (“IPO”) of 32,407,576 shares of common stock at an offering price of $13.50 per share, of which 31,727,075 shares were sold by the Company and 680,501 shares were sold by selling stockholders, resulting in net proceeds to the Company of approximately $391.3 million, after deducting underwriting discounts and offering costs. Upon the closing of the IPO, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 61,374, 225 shares of common stock, the redemption rights of the Company’s outstanding shares of redeemable common stock terminated and these 1,592,797 shares were reclassified to common stock, and the Company’s outstanding preferred stock warrants were automatically converted into common warrants to purchase a total of 126,696 shares of common stock. The condensed consolidated financial statements, including share and per share amounts, include the effects of the IPO because it was completed prior to September 30, 2009.

Costs directly associated with the Company’s IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. The Company filed its initial Form S-1 with the SEC on August 8, 2008 and closed its IPO on September 29, 2009. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital as of September 29, 2009.  Deferred offering costs were approximately $4.5 million as of December 31, 2008.  On September 29, 2009, approximately $7.1 million of deferred offering costs were reclassified and recorded as a reduction of the proceeds received through the IPO.

4. Inventory

Inventory consists of the following (in thousands):

	December 31, 2008	September 30, 2009

Raw materials	$11,042	$8,179
Work-in-process	19,207	23,304
Finished goods	5,475	6,611
	$35,724	$38,094

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31, 2008	September 30, 2009

Computer equipment and software	$4,765	$6,781
Furniture and fixtures	977	1,573
Machinery and equipment	37,224	60,163
Buildings	6,192	6,891
Leasehold improvements	7,017	9,204
Automobiles	326	376
Construction in progress	9,759	8,365

Property, plant and equipment, at cost	66,260	93,353

Less accumulated depreciation and amortization	13,555	25,194

Property, plant and equipment, net	$52,705	$68,159

Plant and equipment under capital lease consists of the following (in thousands):

	December 31, 2008	September 30, 2009
Computer equipment and software, at cost	$1,052	$1,549
Less accumulated depreciation	(345)	(728)
Computer equipment and software, net	$707	$821

Depreciation expense for the three months ended September 30, 2008 and 2009 and for the nine months ended September 30, 2008 and 2009 was $1.7 million, $3.1 million, $4.3 million, and $8.4 million, respectively.

6. Intangible Assets

Intangible assets consist of the following (in thousands):

		December 31, 2008			September 30, 2009
	Useful Life		Accumulated			Accumulated
Intangible Asset Class	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Contractual backlogs	1-3	$497	$497	$—	$497	$497	$—
Customer relationships	5-17	640	177	463	640	310	330
Patented technology	4-5	2,473	1,200	1,273	2,473	1,691	782
Specialty-trained workforce	4	60	29	31	60	40	20
Trademarks and trade names	Indefinite	622	—	622	622	—	622

		$4,292	$1,903	$2,389	$4,292	$2,538	$1,754

Amortization expense for intangible assets totaled $0.2 million and $0.3 million for three months ended September 30, 2008 and 2009, respectively. Amortization expense for intangible assets totaled $0.7 million and $0.6 million for the nine months ended September 30, 2008 and 2009, respectively. The remaining net book value of the intangible assets will be amortized over a weighted-average period of approximately 2.6 years as of December 31, 2008.

7. Accrued Expenses

Accrued expenses consists of the following (in thousands):

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2008	September 30, 2009

Payroll and related benefits	$3,663	$4,069
Legal, audit, tax and professional fees	1,831	3,571
Product warranty	1,813	3,016
Manufacturing sub-contractors’ costs	4,262	1,396
Taxes	558	423
Direct contract costs	661	461
Interest	75	104
Other	1,518	1,432

Total accrued expenses	$14,381	$14,472

8. Commitments and Contingencies

Litigation—In November 2005, the Company received a letter asserting that it was infringing upon certain U.S. patents. In April 2006, the Company commenced an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the patents in question were not infringed by the Company’s products and that the patents claiming to be infringed upon are invalid. On September 11, 2006, a countersuit was filed against the Company and two of its business partners in the United States District Court for the Northern District of Texas alleging infringement of these patents. In October 2006 and January 2007, the U.S. Patent and Trademark Office (PTO) granted the Company’s request for reexamination of the two patents. In January and February 2007, the two suits were stayed pending the reexamination. The reexaminations of the two patents were concluded on April 15, 2008 and May 12, 2009, respectively. The Company filed a motion to re-open the litigation in the United States District Court for the District of Massachusetts on June 11, 2009. On September 28, 2009, the Massachusetts court entered an order denying that motion, which the Company appealed on October 27, 2009 to the United States Court of Appeals for the Federal Circuit.  On July 22, 2009, the Company was sent a proposed Second Amended Complaint which the complainants intend to seek leave to file with the Texas Court in light of the PTO’s reexaminations. The two suits continue to remain stayed at this time. The Company has agreed to indemnify two business partners for their legal costs in defending this litigation and any damages that may be awarded. The Company is unable to predict the outcome of this matter, and therefore no accrual has been established for this contingency.

9. Product Warranties

The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

Product warranty activity, which is recorded in accrued expenses on the condensed consolidated balance sheets, as of December 31, 2008 and September 30, 2009 was as follows (in thousands):

Product Warranty Liability

Product warranty liability - December 31, 2008	$1,813

Accruals for new warranties issued (warranty expense)	1,417
Payments made (in cash or in kind)	(214)

Product warranty liability - September 30, 2009	$3,016

10. Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.  The Company’s provision for income taxes consists primarily of foreign taxes.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of December 31, 2008, the Company has provided a liability of $0.6 million for uncertain tax positions related to various foreign income tax matters which are classified as other long-term liabilities in the Company’s condensed consolidated balance sheets. The uncertain tax positions as of December 31, 2008 exclude interest and penalties of $0.1 million which are classified as other long-term liabilities on the Company’s condensed consolidated balance sheets. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. The Company does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. During the year ended December 31, 2008 and the nine months ended September 30, 2009, the Company recognized approximately $0.1 million and $26,000 in penalties and interest, respectively. The Company had approximately $0.2 million for the payment of penalties and interest accrued at September 30, 2009.

11. Financing Arrangements

Long-Term Debt—Long-term debt as of December 31, 2008 and September 30, 2009 consists of the following (in thousands):

	December 31, 2008	September 30, 2009

Term loan	$8,547	$13,544
Enerland debt
Term loan 1	104	—
Term loan 2	1,192	1,267
Technology funds loan	152	113
Korean government loans	527	428

Total	10,522	15,352
Less amounts classified as current	4,629	6,600

Long-term debt	$5,893	$8,752

Term Loan—The Company holds a term loan agreement with a financial institution that is also a common shareholder. The Company has a term loan facility under the term loan agreement for $3.0 million with minimum advances of $1.0 million. Each advance under this term loan facility is repayable over a 36-month period and accrues interest at prime rate (3.25% at December 31, 2008 and September 30, 2009) plus 2.5%. As of September 30, 2009, the Company has approximately $0.2 million outstanding under this term loan facility. The Company holds a second term loan facility under the term loan agreement for $15.0 million with minimum advances of $0.5 million.  The second term loan facility is repayable over a 36-month period and accrues interest at prime plus 0.75%.  As of September 30, 2009, the Company has approximately $13.3 million outstanding under this credit facility.

The term loan agreement requires the Company to comply with certain financial covenants, which include a minimum liquidity ratio calculation. The term loan agreement is collateralized by substantially all assets of the Company, excluding intellectual property, property and equipment owned as of December 31, 2005 and certain equipment located in China.

Note Payable—On April 17, 2009, the Company entered into a $0.8 million promissory note with a vendor for consulting services performed. The promissory note was due by December 31, 2009 and accrued interest at 4.0%. In the event that the Company completed certain financing or funding arrangements or completed an IPO, the promissory note became immediately due and payable.  The Company repaid the note following the completion of the IPO in September 2009.

Enerland debt—The Company has the following outstanding obligations for its Enerland subsidiary:

• Term loan 1 — Enerland entered into two secured loan agreements with a financial institution which matured in September 2008 and June 2009 to borrow approximately $0.9 million.  The weighted average interest rate for the loans for 2008 was 4.47%.  Enerland was provided with repayment guarantees from Kibo Technology Fund, a Korean technical guarantee agency for small business, in relation to these loan agreements.  The Term Loan 1 was paid off during the nine months ended September 30, 2009.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

• Term loan 2—On March 5, 2008, the Company entered into two loan agreements with a financial institution in the amounts of $1.3 million and $0.3 million which mature in 2010. The loans have a variable interest rate. The weighted average interest rate for the loans as of September 30, 2009 was 8.05%.

• Technology funds loan—The Company has a technology funds loan agreement amounting to $0.2 million with a variable interest rate. The weighted average interest rate for the loan as of September 30, 2009 was 5.06%. The loan matures in August 2011.

• Korean government loans—As part of the Korean government’s initiative to promote and encourage the development of start-up companies in certain high technology industries, high technology start-up companies with industry leading technology or products are eligible for government loans. Certain grants are refundable, depending on the successful development and commercialization of the technology or products, and a company receiving such government grants is required to refund between 20% and 30% of the grants received for such development.

Revolving Credit Facilities—The Company entered into a line of credit (“LOC”) for $8.0 million with a financial institution that is also a common stockholder. The line of credit accrues interest at prime (3.25% at December 31, 2008 and September 30, 2009).  The outstanding balance at December 31, 2008 and September 30, 2009 was $8.0 million. The LOC has a maturity date of September 24, 2010, and the Company is required to comply with the same financial covenants required under the Term Loan mentioned above.

12. Stock Warrants

The Company issued a warrant to purchase 67,000 shares of Series B Redeemable Convertible Preferred Stock (‘‘Series B’’) at an exercise price of $2.08 per share. The warrant is immediately exercisable and expires in February 2012. The Company estimated the initial fair value of the warrant as of the date of grant to be $0.1 million using the Black-Scholes option-pricing model and the following assumptions: (i) risk-free interest rate of 4.19%, (ii) life of seven years, (iii) volatility of 100%, and (iv) no expected dividends.  Upon the closing of the Company’s IPO on September 29, 2009, the preferred stock warrant was converted to a common stock warrant and the fair value of the preferred warrant as of September 29, 2009, estimated to be $0.8 million using the Black-Scholes option pricing model, was reclassified to additional paid-in capital.

In connection with the Term Loan (see Note 11), the Company issued a warrant to purchase 59,000 shares of Series C Redeemable Convertible Preferred Stock (‘‘Series C’’) at an exercise price of approximately $3.37 per share. The warrant is immediately exercisable and expires in August 2013. The Company has estimated the initial fair value of the warrant to be $0.1 million using the Black-Scholes option-pricing model and the following assumptions: (i) risk-free interest rate of 4.9%, (ii) life of seven years, (iii) volatility of 70%, and (iv) no expected dividends.  In conjunction with the Company’s IPO, the warrant was converted to a common stock warrant and the fair value of the preferred stock warrant, estimated to be $0.7 million using the Black-Scholes option pricing model, was reclassified to additional paid-in capital.  The warrant was exercised in September 2009 under the cashless exercise option for 49,210 shares of common stock.

At December 31, 2008, the fair value of each of the above warrants using the Black-Scholes option-pricing model and underlying assumptions used in the model were as follows:

	December 31, 2008
	Series B Warrant	Series C Warrant
Warrant valuation (in thousands)	$514	$436
Risk-free rate	1.00%	1.55%
Life (years)	3.2	4.6
Volatility	81%	81%
Expected dividends	—%	—%

13. Stock-Based Compensation

The Board of Directors has adopted, and the Company’s stockholders have approved, the A123 Systems, Inc. 2001 Stock Incentive Plan (the ‘‘2001 Plan’’), which provides for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, and outside consultants to purchase up to an aggregate of 13,700,000 shares of the Company’s common stock.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock. As of December 31, 2008 and September 30, 2009, the Company had 625,000 and 330,000 stock options available for future grant under the 2001 Plan, respectively.

During 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective on the closing of the IPO.  A total of 3,000,000 shares of Company’s common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan.  Shares of common stock reserved for issuance under the 2001 Plan that remain available for issuance immediately prior to closing of the IPO and any shares of common stock subject to awards under the 2001 Plan that expire, terminate, or are otherwise forfeited, canceled or repurchased by the Company prior to being fully exercised will be added to the number of shares available under the 2009 Plan, up to a maximum of 500,000 shares.  As of September 30, 2009, no grants have been made under the 2009 Plan.

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Cost of sales	$133	$412	$346	$1,159
Research and development	608	1,160	1,902	3,100
Sales and marketing	132	259	326	603
General and administrative	305	679	803	1,682

Total	$1,178	$2,510	$3,377	$6,544

The Company has capitalized an immaterial amount of stock-based compensation as a component of inventory.

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)

Outstanding - January 1, 2009	8,205	$4.30	7.73	$38,594

Granted	2,585	9.55
Exercised	(70)	1.01
Forfeited	(289)	7.70

Outstanding - September 30, 2009	10,431	$5.53	7.58	164,725

Vested or expected to vest - December 31, 2008	7,499	$4.08	7.66	$36,553
Vested or expected to vest - September 30, 2009	9,750	$5.40	7.54	$115,220

Options exercisable - December 31, 2008	3,481	$1.52	6.78	$24,839
Options exercisable - September 30, 2009	5,213	$3.07	6.47	$95,117

The Company has estimated the fair value of stock options granted to employees since January 1, 2006 using the Black-Scholes option-pricing model.  Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant.  Fair value of the common stock has been determined by the Board of Directors as the Company’s stock has historically not been publically quoted.   In addition, due to the Company’s limited historical data, the Company estimated the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term. The Company calculated the weighted average expected life of options using the simplified method as prescribed by the Stock Compensation Subtopic of the FASB Codification.  The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities similar to the expected term. Compensation expense is amortized on a straight-line basis over the requisite service period of the options, which is generally four years.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Black-Scholes model assumptions for the three months ended September 30, 2008 and 2009 and for the nine months ended September 30, 2008 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Risk-free interest rate	3.40%	3.03%	3.0 - 3.4%	2.7 - 3.2%
Expected life	6.25 years	6.25 years	6.14 years	6.25 years
Expected volatility	67%	73%	66%	73%
Expected dividends	0%	0%	0%	0%

The weighted average grant date fair value of options granted during the three months ended September 2008 and 2009 and during the nine months ended September 30, 2008 and 2009 was $8.52, $6.71, $5.73, and $6.42, respectively. The intrinsic value of options exercised during the three months ended September 30, 2008 and 2009 and during the nine months ended September 30, 2008 and 2009 was $1.0 million, $0.3 million, $3.6 million, and $0.6 million, respectively.

As of December 31, 2008, there was approximately $16.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2001 Plan, which is expected to be recognized over a weighted-average period of 3.73 years.

The Company received $33,000 and $46,000 in cash from option exercises during the three months ended September 30, 2008 and 2009, respectively and $131,000 and $71,000 in cash from option exercises during the nine months ended September 30, 2008 and 2009, respectively.

During the nine months ended September 30, 2008, the Company granted stock options to purchase 10,000 shares of common stock to certain advisors (non-employees) of the Company in consideration of services being performed. These options were fully vested upon grant, and the Company recognized $0.1 million of stock-based compensation expense related to these options during the nine months ended September 30, 2008.

The Company has estimated the fair value of options issued to non-employees using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.60%
Expected life	10 years
Expected volatility	77.4%
Expected dividends	0%

The assumptions used to determine the fair value of the non-employee awards were derived in a similar manner as described above for employee awards, except that the expected life of non-employee awards are the stated contractual terms and the Company did not assume any forfeitures. These stock options are subject to variable accounting over the service period, which is expected to be the vesting period, as the measurement date for these non-employee stock options is the date when the services have been completed. During the nine months ended September 30, 2008, the Company recorded $14,000 of stock-based compensation expense related to these options. There was no compensation expense related to these options recorded during the nine months ended September 30, 2009.

During the nine months ended September 30, 2008, the Company issued five restricted stock awards for a total of 24,000 shares of restricted common stock to certain advisors (non-employees) of the Company in consideration of services being performed. These awards were fully vested upon grant, and the Company recognized $0.3 million of stock-based compensation expense related to these awards during the nine months ended September 30, 2008.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14. Stockholders’ Equity

At September 30, 2009, the Company’s Board of Directors had the authority to issue 255,000,000 shares of stock, of which 250,000,000 were designated as common stock, with a par value of $0.001, and 5,000,000 were designated as preferred stock, with a par value of $0.001 per share.

Prior to the closing of the Company’s IPO, the Company had outstanding seven series of redeemable convertible preferred stock and one series of convertible preferred stock, with various rights and preferences, outstanding.  On September 29, 2009, in conjunction with the closing of the Company’s IPO, all of the Company’s 59,026,778 outstanding preferred shares automatically converted on a one-for-one basis, except for Series E redeemable convertible preferred stock, which converted on a one-for-1.38 basis, into 61,374,225 shares of common stock.  At September 30, 2009, the Company had no preferred shares outstanding.

The redemption rights of the redeemable common stock terminated on September 29, 2009 in connection with the IPO.  At September 30, 2009, the 1,592,797 shares previously classified as redeemable common stock are included in common stock on the condensed consolidated balance sheet.

15. Subsequent Events

The Company has evaluated the period from September 30, 2009, the date of the financial statements, through November 10, 2009, the date of the issuance and filing of the financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 included in our final prospectus dated September 23, 2009 and filed with the Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We design, develop, manufacture and sell advanced, rechargeable lithium-ion batteries and battery systems. Our target markets are the transportation, electric grid services and consumer markets.

We market and sell our products primarily through a direct sales force. In the transportation market, we are focusing sales of our batteries and battery systems to automotive manufacturers either directly or through tier 1 suppliers. We work with automotive manufacturers directly to educate and inform them about the benefits of our technology for use in hybrid electric vehicles or, HEVs, plug-in hybrid electric vehicles, PHEVs, and electric vehicles, EVs, and are engaged in design and development efforts with several automotive manufacturers and tier 1 suppliers. At the same time, we work with tier 1 suppliers who are developing integrated solutions using our batteries. In the electric grid services market, our agreement with AES Energy Storage, LLC, a unit of AES Corporation, was initiated directly by our sales force. In the consumer market, our sales are made both directly and indirectly through distributors with key accounts managed by our sales personnel. We have entered into an exclusive agreement to license certain of our technology in the field of consumer electronic devices (excluding power tools and certain other consumer products) and expect to receive royalty fees on net sales of licensed products that include our technology. We expect to expand our sales presence in Europe and Asia as our business in those regions continues to grow. We expect international markets to provide increased opportunities for our products. We opened our first European sales office in Germany in May 2009.

Our sales cycles vary by product and market segment. Most of our batteries and battery systems typically undergo a lengthy development and qualification period prior to commercial production. We expect that the total time from customer introduction to commercial production will range from three to five years depending on the specific product and market served. Our long and unpredictable sales cycles and the potential large size of battery supply and development contracts cause our period-to-period financial results to be susceptible to significant variability. Since most of our operating and capital expenses are incurred up-front based on the anticipated timing of estimated design wins and customer orders, the loss or delay of any such orders could have a material adverse effect on a period’s results. The variability in our period-to-period results will also be driven by likely period-to-period variations in product mix and by the seasonality experienced by some of the end markets into which we sell our products.

We have been expanding our manufacturing capacity since inception, and we intend to further expand our manufacturing capacity by constructing more manufacturing lines. We intend to accelerate the expansion of our manufacturing capacity subject to actual and anticipated future demand for our products and the receipt of stimulus funds from the U.S. and state governments. We believe that increases in production capacity have had, and will continue to have, a significant effect on our financial condition and results of operations. We have made and continue to make significant up-front investments in our manufacturing capacity, which negatively impact earnings and cash balances, but we expect these investments will increase our revenue in the long term.

Our research and development efforts are focused on developing new products and improving the performance of existing products. We fund our research and development initiatives both from internal and external sources. As part of our development strategy, certain customers fund or partially fund research and development efforts to design and customize batteries and battery systems for their specific application.

We have continued to experience significant losses since inception, as we have continued to invest significantly in anticipation of growth in our business. In particular, we have invested in product development and sales and marketing in order to meet product requirements of our target markets and to secure design wins that may lead to strong revenue growth. We have also invested in the expansion of our manufacturing capacity to meet anticipated demand and our battery systems capabilities to provide battery systems solutions to our customers.  As our business grows, the key factors to improving our financial performance will be revenue growth and revenue diversification into the transportation and electric grid services markets. Our revenue growth and revenue diversification will depend on our ability to secure design wins in the transportation and electric grid services markets. Higher revenue will also impact gross profit positively as higher production volumes will provide for increased absorption of manufacturing overhead and will reduce, on a percentage basis, the costs associated with increasing our production capacity.

In August 2009, the U.S. government announced that we have been selected to receive a $249.1 million grant award under the Department of Energy, or DOE, Battery Initiative to fund the construction of new lithium-ion battery manufacturing facilities in Michigan. We are negotiating a loan under the $25 billion Advanced Technology Vehicles Manufacturing Loan Program, or the ATVM Program, to support this manufacturing expansion. Based on the amount of our grant award under the DOE Battery Initiative and the guidelines associated with the ATVM Program, we believe we will be permitted to borrow up to $233 million under the ATVM Program. Under the DOE Battery Initiative, we will be required to spend up to one dollar of our own funds for every incentive dollar we receive, and we expect we will be required to spend one dollar of our own funds for every four dollars we borrow under the ATVM Program. The timing and the amount of any loan we may receive under the ATVM Program, as well as the specific terms and conditions applicable to our grant award under the DOE Battery Initiative or any loan we may receive, are currently under discussion, and, once fully disclosed to us, are subject to change and negotiation with the federal government.

On September 29, 2009, we closed our initial public offering of common stock of 32,407,576 shares of common stock at an offering price of $13.50 per share, of which 31,727,075 shares were sold by the Company and 680,501 shares were sold by selling stockholders, resulting in net proceeds of approximately $391.3 million after deducting underwriting discounts and offering costs.

Financial Operations Overview

Revenue

We derive revenue from product sales and research and development services.

Product Revenue.    Product revenue is derived from the sale of our batteries and battery systems.  For the nine months ended September 30, 2008 and 2009, product revenue represented 72% and 85% of our total revenues, respectively.

A significant portion of our revenue is generated from a limited number of customers. Our four largest customers (BAE Systems, Black & Decker, Mercedes-Benz HighPerformanceEngines, and AES Energy Storage, LLC) accounted for approximately 41% and 72% of our total revenue during the nine months ended September 30, 2008 and 2009, respectively, and we expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future. As we increase our focus on the transportation and electric grid markets, BAE Systems and AES Energy Storage will represent a more significant portion of our 2009 and 2010 revenue, and the loss of BAE Systems and AES Energy as customers could have a material adverse effect on our short-term revenue. Black & Decker has historically represented a significant portion of our revenue; however, we expect revenue from Black & Decker to decline in future periods as we increase our focus on the transportation and electric grid markets and Black & Decker engages additional suppliers for its battery requirements. On November 2, 2009 Stanley Works and Black & Decker announced that they have entered into a definitive merger agreement. We do not yet know what impact, if any, this will have on our current relationship with Black & Decker. We do not anticipate receiving any more revenue in 2009 from Mercedes-Benz HighPerformanceEngines.

Research and Development Services Revenue.    Research and development services revenue is derived from contracts awarded by the U.S. federal government, other government agencies and commercial customers. These activities range from pure research, in which we investigate design techniques on new battery technologies at the request of a government agency or commercial customer, to custom development projects in which we are paid to enhance or modify an existing product or develop a new product to meet a customer’s specifications. We expect to continue to perform funded research and development work and to use the technology developed to advance our new product development efforts. We expect that revenue from research and development services will vary period-to-period depending on the timing of cash payments received and, if applicable, the achievement of milestones. We expect that research development services revenue will decrease as a percentage of our total revenue due to the expected increase in product revenue.

Deferred Revenue.    We record deferred revenue for product sales and research and development services in several different circumstances. These circumstances include: (i) the products have been delivered or services have been performed, but other revenue recognition criteria have not been satisfied, (ii) payments have been received in advance of products being delivered or services being performed and (iii) when all other revenue recognition criteria have been met, but we are not able to reasonably estimate the warranty expense. Deferred revenue includes customer deposits and up-front fees associated with research and development arrangements. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue. Deferred revenue will vary depending on the timing and amount of cash receipts from customers and can vary significantly depending on specific contractual terms. As a result, deferred revenue is likely to fluctuate from period-to-period. During 2008, we received and recorded as deferred revenue a $25.0 million up-front payment in connection with our license agreement with Gillette. Under our exclusive license agreement with Gillette, Gillette paid us an up-front fee of $22.5 million and a support fee of $2.5 million. Gillette will also be required to pay us an additional license fee following the completion of a support period. In addition, the agreement requires Gillette to pay us royalty fees on net sales of products that include our technology. We have agreed with Gillette that if, during a certain period following execution of the license agreement, we enter into an agreement with a third party that materially restricts Gillette’s license rights under the license agreement, then we may be required to refund to Gillette all license and support fees paid to us by Gillette under the license agreement, plus, in certain cases, an additional amount to cover Gillette’s capital and other expenses paid and/or committed by Gillette in reliance upon its rights under the license agreement.

Factors that May Affect Comparability

Public Company Expenses. In September 2009, we completed an initial public offering of shares of our common stock.  As a result, we are subject to laws, regulations, and requirements that we were not required to comply with as a private company, including the Sarbanes-Oxley Act of 2002, other SEC regulations and the requirements of the NASDAQ Global Market.  Compliance with these requirements requires us to increase our general and administrative expenses in order to pay consultants, legal counsel and independent registered public accountants to assist us in, among other things, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws.  In addition, as a public company, it is more expensive for us to obtain directors’ and officers’ liability insurance.

Cost of Revenue and Gross Profit

Cost of product revenue includes the cost of raw materials, labor and outside processing fees that are required for the development and manufacture of our products, as well as manufacturing overhead costs, inventory obsolescence charges, warranty costs and costs associated with increasing our production capacity. Raw material costs, which are our most significant cost item over the past two years, have historically been stable, but increasing energy costs for some of our materials are expected to increase this cost. This increase may be partially offset by process innovation, dual sourcing of materials and increased volume if we achieve better economies of scale. We incur costs associated with unabsorbed manufacturing expenses prior to a factory operating at normal operating capacity.  We expect these unabsorbed manufacturing costs, which include certain personnel, rent, utilities, materials, testing and depreciation costs, to increase in absolute dollars and as a percentage of revenue in the near term.

Cost of research and development services revenue includes the direct labor costs of engineering resources committed to funded research and development contracts, as well as third-party consulting, and associated direct material costs. Additionally, we include overhead expenses such as occupancy costs associated with the project resources, engineering tools and supplies and program management expense.

Our gross profit as a percentage of revenue is affected by a number of factors, including the mix of products sold, customer diversification, the mix between product revenue and research and development services revenue, average selling prices, foreign exchange rates, our actual manufacturing costs and costs associated with increasing production capacity until full production is achieved. As we continue to grow and build out our manufacturing capacity, and as new product designs come into production, our gross profit will continue to fluctuate from period-to-period.

Operating Expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel-related expenses comprise the most significant component of these expenses. We expect to hire a significant number of new employees in order to support our anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

Research and Development Expenses.    Research and development expenses consist primarily of expenses for personnel engaged in the development of new products and the enhancement of existing products. These expenses also consist of lab materials, quality assurance activities and facilities costs and other related overhead. We expense all of our research and development costs as they are incurred. In the near term, we expect research and development expenses to increase in large part due to personnel-related expenses as we seek to hire additional employees, as well as contract-related expenses as we continue to invest in the development of our products. Research and development expense is reported net of any funding received under contracts with governmental agencies and commercial customers that are considered to be cost sharing arrangements with no contractually committed deliverable. Accordingly, we expect that our research and development expenses will continue to increase in absolute dollars but decrease as a percentage of revenue in the long term.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel-related expenses, travel and other out-of-pocket expenses for marketing programs, such as trade shows, industry conferences, marketing materials and corporate communications, and facilities costs and other related overhead. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers, systems integrators and strategic partners on a global basis. Accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars but decrease as a percentage of revenue in the long term.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel-related expenses related to our executive, legal, finance, human resource and information technology functions, as well as fees for professional services and allocated facility overhead expenses. Professional services consist principally of external legal, accounting, tax, audit and other consulting services. We expect general and administrative expenses to increase as we incur additional costs related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums, particularly those related to director and officer insurance. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business.

Other Income (Expense), Net.    Other income (expense), net consists primarily of interest income on cash balances, interest expense on borrowings, change in fair value of preferred stock warrants and foreign currency-related gains and losses. We have historically invested our cash in money market investments. Our interest income will vary each reporting period depending on our average cash balances during the period and the current level of interest rates. Similarly, our foreign currency-related gains and losses will also vary depending upon movements in underlying exchange rates.

Provision for Income Taxes.    Through the year ended December 31, 2008, we incurred net losses since inception and have not recorded provisions for U.S. federal income taxes since the tax benefits of our net losses have been offset by valuation allowances.

We have recorded a tax provision for foreign taxes associated with our foreign subsidiaries and state income taxes where our net operating loss deductions are limited by statutes.

Watt Hours Operating Metric

We measure our product shipments in watt hours, or Wh, which refers to the aggregate amount of energy that could be delivered in a single complete discharge by a battery. We calculate Wh for each of our battery models by multiplying the battery’s amp hour, or Ah, storage capacity by the battery’s voltage rating. For example, our 26650 battery is a 2.3 Ah battery that operates at 3.3 V, resulting in a 7.6 Wh rating. We determine a battery’s Ah storage capacity at a specific discharge rate and a specific depth of discharge. We do this by charging the battery to its top voltage and by discharging it to zero capacity (2 volt charge level). The Wh metric allows us and our investors to measure our manufacturing capacity and shipments, regardless of battery voltages and Ah specifications, utilizing a uniform and consistent metric.

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary, however, should be considered along with the factors identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report.

•

We believe that our future revenues depend on our ability to develop, manufacture and market products that improve upon existing battery technology and gain market acceptance. If our battery technology is not adopted by our customers, or if our battery technology does not meet industry requirements for power and energy storage capacity in an efficient and safe design, our batteries will not gain market acceptance;

•

We build our manufacturing capacity based on our projection of future development and supply agreement wins. Increases in production capacity, have had, and will continue to have, an effect on our financial condition and results of operations. Our business revenues and profits will depend upon our ability to enter into and complete development and supply agreements, successfully complete these capacity expansion projects, achieve competitive manufacturing yields and drive volume sales consistent with our demand expectations;

•

Our revenues are expected to continue to come from a relatively small number of customers for the foreseeable future. The loss of our most significant customer or several of our smaller customers could materially harm our business.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below.

•	Revenue recognition;

•	Product warranty obligations;

•	Inventory;

•	Business Combinations;

•	Impairment of goodwill and acquired intangible assets;

•	Impairment of long-lived assets;

•	Stock-based compensation;

•	Grants to non-employees;

•	Income taxes

During the three and nine months ended September 30, 2009, there were no significant changes in our critical accounting policies or estimates. See our prospectus filed on September 23, 2009 for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Revenue:
Product	$14,121	$20,008	$32,136	$56,646
Research and development services	8,821	3,589	12,740	9,873

Total revenue	22,942	23,597	44,876	66,519

Cost of revenue:
Product	16,841	22,570	40,638	61,756
Research and development services	5,081	2,902	7,959	7,407

Total cost of revenue	21,922	25,472	48,597	69,163

Gross profit (loss)	1,020	(1,875)	(3,721)	(2,644)

Operating expenses:
Research and development	11,058	13,136	26,152	35,950
Sales and marketing	2,117	1,852	5,723	6,079
General and administrative	6,322	5,887	15,153	18,339

Total operating expenses	19,497	20,875	47,028	60,368

Operating loss	(18,477)	(22,750)	(50,749)	(63,012)

Other income (expense):
Interest income	551	35	1,165	97
Interest expense	(154)	(348)	(561)	(920)
(Loss) gain on foreign exchange	(626)	670	(550)	555
Unrealized loss on preferred stock warrant liability	(177)	(445)	(936)	(515)

Other expense, net	(406)	(88)	(882)	(783)

Loss from operations, before tax	(18,883)	(22,838)	(51,631)	(63,795)

Provision for income taxes	60	53	244	320

Net loss	(18,943)	(22,891)	(51,875)	(64,115)

Less: Net (loss) income attributable to the noncontrolling interest	(27)	93	(90)	667

Net loss attributable to A123 Systems, Inc.	(18,970)	(22,798)	(51,965)	(63,448)
Accretion to preferred stock	(11)	(17)	(31)	(45)

Net loss attributable A123 Systems, Inc. common stockholders	$(18,981)	$(22,815)	$(51,996)	$(63,493)

Other Operating Data:
Shipments (in watt hours, or Wh) (in thousands)	16,202	17,128	31,625	44,791

Three Months Ended September 30, 2008 and 2009

Revenue

	Three Months Ended September 30,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Revenue

Product
Consumer	$12,363	$5,364	$(6,999)	-56.6%
Transportation	1,758	8,344	6,586	374.6%
Electric grid	—	6,300	6,300	100.0%

Total Product	14,121	20,008	5,887	41.7%
Research and development services	8,821	3,589	(5,232)	-59.3%

Total revenue	$22,942	$23,597	$655	2.9%

Product Revenue. The increase in product revenue was primarily due to an increase in sales to customers in the transportation industry of $6.6 million and in the electric grid industry of $6.3 million. These increases were partially offset by a decrease of $5.8 million in sales to Black & Decker and its affiliates and a decrease of $1.4 million in sales generated by Enerland, which was attributable to the decline in demand for our radio controlled products.  Sales to other consumer customers increased by $0.2 million.

Research and Development Services Revenue. Revenue related to government agency research contracts increased by $0.6 million, and revenue related to commercial projects decreased by $5.8 million. The increase in government agency research contract revenue was due to new project award grants. The decrease in revenue from commercial projects was due to the timing of project milestones and revenue recognition on active projects.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended September 30,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Cost of revenue

Product	$16,841	$22,570	$5,729	34.0%
Research and development services	5,081	2,902	(2,179)	-42.9%

Total cost of revenue	$21,922	$25,472	$3,550	16.2%

Gross profit (loss)

Product	$(2,720)	$(2,562)	$158	-5.8%
Research and development services	3,740	687	(3,053)	-81.6%

Total gross profit (loss)	$1,020	$(1,875)	$(2,895)	-283.8%

Cost of Product Revenue. The increase in cost of product revenue was primarily due to the increase in product revenue.

Cost of Research and Development Services Revenues. The decrease in costs of research and development services revenue resulted from the decrease in research and development services revenues.

Product Gross Profit (Loss). We experienced a product gross loss during the three months ended September 30, 2009, primarily due to low factory utilization. Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity and the timing of the production of new product designs. For example, unabsorbed manufacturing expenses were $5.2 million during the three months ended September 30, 2009. As a result, our gross profit or loss will vary significantly from period-to period going forward.

Research and Development Gross Profit. Research and development gross profit decreased due to the decrease in research and development services revenue and the timing of project milestones.

Operating Expenses

	Three Months Ended September 30,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Operating expenses

Research and development	$11,058	$13,136	$2,078	18.8%
Sales and marketing	2,117	1,852	(265)	-12.5%
General and administrative	6,322	5,887	(435)	-6.9%

Total operating expenses	$19,497	$20,875	$1,378	7.1%

Research and Development Expenses. A portion of research and development expenses was offset by cost-sharing funding. Our research and development expenditures are summarized as follows:

	Three Months Ended September 30,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Research and development expenditures

Aggregated research and development expenditures	$11,698	$13,500	$1,802	15.4%
Research and development reimbursements	640	364	(276)	-43.1%

Research and development expenses	$11,058	$13,136	$2,078	18.8%

The increase in research and development expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily attributable to an increase of $1.1 million in personnel-related expenses associated with an increase in research and development personnel who primarily focus on manufacturing process improvement, material science chemistry and battery and battery systems technology, in addition to an increase in general product development and other research and development expenses of $1.0 million. Research and development expense as a percentage of revenue was 48% in the three months ended September 30, 2008, compared to 56% in the three months ended September 30, 2009.

Sales and Marketing Expenses. The decrease in sales and marketing expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily attributable to a decrease of $0.3 million in marketing expenses related to trade shows, public relations, advertising, and other sales and marketing related expenses and a decrease of $0.1 million in travel expenses.  These amounts were partially offset by an increase of $0.1 million in personnel-related expenses associated with an increase in sales and marketing personnel. Sales and marketing expense was 9% of revenue for the three months ended September 30, 2008, compared to 8% for the three months ended September 30, 2009.

General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to a termination payment of $1.3 million related to an agreement with a customer which is included in the three months ended September 2008, a decrease in travel expenses of $0.1 million and a decrease in other general and administrative expenses of $0.3 million.  These amounts were partially offset by an increase in professional fees of $0.9 million and personnel-related expenses of $0.4 million. Professional fees were higher compared to the three months ended September 30, 2008 primarily due to legal and consulting fees associated with the application process of the Department of Energy’s ATVM loan and grant programs. General and administrative expense was 28% of revenue for the three months ended September 30, 2008, compared to 25% for the three months ended September 30, 2009.

Other Income (Expense), Net

	Three Months Ended September 30,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net

Interest income	$551	$35	$(516)	-93.6%
Interest expense	(154)	(348)	(194)	126.0%
(Loss) gain on foreign exchange	(626)	670	1,296	-207.0%
Unrealized loss on preferred stock warrant liability	(177)	(445)	(268)	151.4%

Total other expense, net	$(406)	$(88)	$318	-78.3%

The decrease in interest income for the three months ended September 30, 2009 was primarily due to lower prevailing interest rates combined with a greater use of money market funds to limit our exposure to loss and to preserve principle. The increase in interest expense was primarily due to the total debt outstanding and additional borrowings which occurred between September 30, 2008 and September 30, 2009. The increase in net foreign exchange gains for the three months ended September 30, 2009 is due to the effect of currency exchange rate changes on transactions that are non U.S. dollar denominated and charged or credited to earnings. The increase in unrealized loss on preferred stock warrant liability was due to the increase in the fair market value of our stock.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2008 and 2009 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Nine Months Ended September 30, 2008 and 2009

Revenue

	Nine Months Ended September 30,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Revenue

Product
Consumer	$29,840	$16,329	$(13,511)	-45.3%
Transportation	2,296	34,017	31,721	1381.6%
Electric grid	—	6,300	6,300	100.0%

Total Product	32,136	56,646	24,510	76.3%
Research and development services	12,740	9,873	(2,867)	-22.5%

Total revenue	$44,876	$66,519	$21,643	48.2%

Product Revenue. The increase in product revenue was primarily due to an increase in sales to customers in the transportation industry of $31.7 million and to the electric grid industry of $6.3 million. These increases were partially offset by a decrease of $11.3 million in sales to Black & Decker and its affiliates and a decrease of $5.5 million in sales generated by Enerland, which was attributable to the decline in demand for our radio controlled products.  Sales to other customers in the consumer industry increased by $3.3 million.

Research and Development Services Revenue. Revenue related to commercial projects decreased by $4.9 million.  The decrease in revenue from commercial projects was due to the timing of project milestones and revenue recognition on active projects.  This decrease was partially offset by an increase in revenue related to government agency research contracts of $2.0 million. The increase in government agency research contract revenue was due to new project award grants.

Cost of Revenue and Gross Profit (Loss)

	Nine Months Ended September 30,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Cost of revenue

Product	$40,638	$61,756	$21,118	52.0%
Research and development services	7,959	7,407	(552)	-6.9%

Total cost of revenue	$48,597	$69,163	$20,566	42.3%

Gross profit (loss)

Product	$(8,502)	$(5,110)	$3,392	-39.9%
Research and development services	4,781	2,466	(2,315)	-48.4%

Total gross loss	$(3,721)	$(2,644)	$1,077	-28.9%

Cost of Product Revenue. The increase in cost of product revenue was primarily due to the increase in product revenue.

Cost of Research and Development Services Revenues. The decrease in costs of research and development services revenue resulted from the decrease in research and development services revenues.

Product Gross Profit (Loss). We experienced a product gross loss during the nine months ended September 30, 2009, primarily due to low factory utilization. Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity and the timing of the production of new product designs. For example, unabsorbed manufacturing expenses were $16.5 million during the nine months ended September 30, 2009. As a result, our gross profit or loss will vary significantly from period-to period going forward.

Research and Development Gross Profit. Research and development gross profit decreased due to the decrease in research and development services revenue and the timing of project milestones.

	Nine Months Ended September 30,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Operating expenses

Research and development	$26,152	$35,950	$9,798	37.5%
Sales and marketing	5,723	6,079	356	6.2%
General and administrative	15,153	18,339	3,186	21.0%

Total operating expenses	$47,028	$60,368	$13,340	28.4%

Research and Development Expenses. A portion of research and development expenses was offset by cost-sharing funding. Our research and development expenditures are summarized as follows:

	Nine Months Ended September 30,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Research and development expenditures

Aggregated research and development expenditures	$29,542	$37,941	$8,399	28.4%
Research and development reimbursements	3,390	1,991	(1,399)	-41.3%

Research and development expenses	$26,152	$35,950	$9,798	37.5%

The increase in research and development expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily attributable to an increase of $4.8 million in personnel-related expenses associated with an increase in research and development personnel who primarily focus on manufacturing process improvement, material science chemistry and battery and battery systems technology, in addition to an increase in general product development and other research and development expenses of $5.0 million. Research and development expense as a percentage of revenue was 58% for the nine months ended September 30, 2008, compared to 54% for the nine months ended September 30, 2009.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily attributable to an increase of $0.7 million in personnel-related expenses associated with an increase in sales and marketing personnel. This amount was partially offset by a decrease in marketing expenses related to trade shows, public relations, advertising and other sales and marketing related expenses by $0.3 million. Sales and marketing expense was 13% of revenue for the nine months ended September 30, 2008, compared to 9% for the nine months ended September 30, 2009.

General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to an increase in personnel-related expenses of $1.8 million and professional fees of $3.0 million.  These amounts were partially offset by a decrease due to a termination payment of $1.3 million related to an agreement with a customer which is included in the nine months ended September 2008 and a decrease in other general and administrative expenses of $0.3 million. Professional fees were higher compared to the nine months ended September 30, 2008 primarily due to legal and consulting fees associated with the application process of the Department of Energy’s ATVM loan and grant programs. General and administrative expense was 34% of revenue for the nine months ended September 30, 2008, compared to 28% for the nine months ended September 30, 2009.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest income	$1,165	$97	$(1,068)	-91.7%
Interest expense	(561)	(920)	(359)	64.0%
(Loss) gain on foreign exchange	(550)	555	1,105	-200.9%
Unrealized loss on preferred stock warrant liability	(936)	(515)	421	-45.0%

Total other expense, net	$(882)	$(783)	$99	-11.2%

The decrease in interest income for the nine months ended September 30, 2009 was primarily due to lower prevailing interest rates combined with a greater use of money market funds to limit our exposure to loss and preserve principle. The increase in interest expense was primarily due to the total debt outstanding and additional borrowings which occurred between September 30, 2008 and September 30, 2009.  The increase in net foreign exchange gains for the nine months ended September 30, 2009 is due to the effect of currency exchange rate changes on transactions that are non U.S. dollar denominated and charged or credited to earnings. The decrease in unrealized loss on preferred stock warrant liability was due to the decrease in the fair market value of our stock during the nine months ended September 30, 2008.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2008 and 2009 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2008	2009

Net cash used in operating activities	$(45,066)	$(56,965)
Net cash used in investing activities	(19,660)	(22,743)
Net cash provided by financing activities	118,412	503,333
Effect of foreign exchange rates on cash and cash equivalents	(344)	(67)

Net increase in cash and cash equivalents	$53,342	$423,558

As of September 30, 2009, we had cash and cash equivalents of $494.1 million and accounts receivable of $16.1 million.  During the nine months ended September 30, 2009, we received $99.9 million from the issuance of series F convertible preferred stock and net proceeds of $397.3 million from the initial public offering of our common stock.

Cash Flows From Operating Activities

Operating activities used $57.0 million of net cash during the nine months ended September 30, 2009. We incurred a net loss of $64.1 million in the nine months ended September 30, 2009, which included non-cash share-based compensation expense of $6.5 million and depreciation and amortization of $10.2 million. Changes in asset and liability accounts used $9.8 million of net cash during the nine months ended September 30, 2009.

Operating activities used $45.1 million of net cash during the nine months ended September 30, 2008. We incurred a net loss of $51.9 million in the nine months ended September 30, 2008, which included non-cash share-based compensation expense of $3.4 million and depreciation and amortization of $5.7 million. Changes in asset and liability accounts used $4.1 million of net cash during the nine months ended September 30, 2008.

We anticipate negative cash flow from operations in the near future as we continue to support the anticipated growth of our business.

Cash Flows From Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Cash used in investing activities totaled $22.7 million during the nine months ended September 30, 2009 and consisted of capital expenditures of $21.8 million primarily related to the purchase of manufacturing equipment and an increase in restricted cash $1.0 million.

Cash used in investing activities totaled $19.7 million during the nine months ended September 30, 2008 and consisted of capital expenditures of $19.9 million primarily related to the purchase of manufacturing equipment and a decrease in restricted cash generated $0.2 million of cash.

We anticipate higher capital expenditure levels in future periods as we continue to fund the expansion of our facilities to support the anticipated growth of our business.

Cash Flows From Financing Activities

Cash flows from financing activities totaled $503.3 million during the nine months ended September 30, 2009 and included net proceeds from the initial public issuance of common stock of $397.3, proceeds of $99.6 million from the issuance of series F redeemable convertible preferred stock, proceeds from government grants of $3.0 million, and proceeds from issuance of long-term debt of $8.6 million. These proceeds were partially offset by repayments on long-term debt of $4.7 million, and repayments on capital lease obligations of $0.5 million. In 2010, we expect financing activities such as proceeds from grants, equity offerings and debt issuances to be a significant source of cash.

Cash flows from financing activities totaled $118.4 million during the nine months ended September 30, 2008 and included proceeds of $102.0 million from the issuance of series E convertible preferred stock, $11.5 million from the issuance of redeemable common stock, proceeds of $5.0 million from the issuance of common stock, $1.6 million in proceeds from the issuance of long-term debt and $4.3 million from advances under credit lines. These proceeds were partially offset by repayments on long-term debt of $3.6 million and deferred offering costs of $2.3 million.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheet.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under long-term debt obligations, capital leases, operating leases, and purchase obligations which include agreements or purchase orders to purchase goods or services that are enforceable and legally binding.

In May 2009, we entered into a long-term lease for a new facility in Livonia, Michigan.  The lease is for 291,000 square feet and has an initial term of ten years with two options to renew for five years each.  Our future minimum payments under this lease are expected to be $14.2 million over the initial term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. As a result of our foreign operations, we have significant expenses, assets and liabilities that are denominated in foreign currencies. A significant number of our employees are located in Asia. Therefore, a substantial portion of our payroll as well as certain other operating expenses are paid in the China RMB and South Korean Won. Additionally, we purchase materials and components from suppliers in Asia. While we pay these suppliers in U.S. dollars, their costs are typically based upon the local currency of the country in which they operate. All of our revenues are received in U.S. dollars because our customer contracts generally provide that our customers will pay us in U.S. dollars.

As a consequence, our gross profit, operating results, profitability and cash flows are adversely impacted when the dollar depreciates relative to other foreign currencies. We have a particularly significant currency rate exposure to changes in the exchange rate between the RMB and the U.S. dollar. For example, to the extent that we need to convert U.S. dollars to fund our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion.

We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk.

Interest Rate Sensitivity. We had cash and cash equivalents totaling $494.1 million as of September 30, 2009, and $70.5 million as of December 31, 2008. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by up to 100 basis points during the year ended December 31, 2008 and the nine months ended September 30, 2009, our interest income would have decreased by approximately $0.6 million and $0.1 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the prime interest rate plus an additional margin, depending on the respective lending institutions. If the prime rate had increased by 100 basis points during the year ended December 31, 2008 and the nine months ended September 30, 2009, our interest expense would have increased by approximately $0.1, assuming consistent borrowing levels.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In 2005 and 2006, we received communications from Hydro-Quebec, a Canadian utility company, alleging that the cathode material of our batteries infringes U.S. Patent No. 5,910,382 and U.S. Patent No. 6,514,640 that had been granted to The University of Texas, or UT, and that relate to certain electrode materials used in lithium-ion batteries. We refer to these patents by the last three digits of the patent number. The ‘382 and ‘640 patents include claims that claim to cover battery cathode material having a particular crystal structure and chemical formula. We contend that our cathode material has a different crystal structure and chemical formula.

We believe that UT subsequently licensed the patents to Hydro-Quebec, which in turn licensed the technology to companies that make and sell electrode materials for batteries. On April 7, 2006, we commenced an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that our products do not infringe these patents and that the patents are invalid. On September 8, 2006, we also requested ex parte reexamination of the two patents by the U.S. Patent & Trademark Office, or PTO, to determine whether the subject matter they claim is patentable. The reexamination process does not result in findings of infringement. In order to have a patent reexamined, the party of interest must submit prior art that raises a ‘‘substantial new question of patentability’’. If the PTO determines that there is a substantial new question of patentability, it will order a reexamination. In an ex parte reexamination, a third party requesting reexamination does not participate further in the reexamination proceedings. Once a reexamination is ordered, a new examiner is assigned to the case and the patent goes through another examination similar in procedure to the examination it received leading up to the issuance of the patent in the first instance. If any claims are rejected in light of the new questions raised, then the patent owner can narrow or cancel the rejected claims to try to avoid rejection of the claims. The patent owner can also submit new claims, provided they are not broader than the claims in the original patent. Once the reexamination has been concluded and if any claims are considered patentable, a ‘‘Certificate of Reexamination’’ is issued.

On September 11, 2006, Hydro-Quebec and UT commenced an action in the United States District Court for the Northern District of Texas against us, one of our customers, Black & Decker, whom we have agreed to indemnify, and one of our suppliers alleging infringement of the two patents and, in a later amended complaint, false advertising. The plaintiffs’ complaint alleges infringement of various claims of the ‘382 Patent and various claims of the ‘640 Patent and that we and Black & Decker have engaged in false advertising by making representations about the source and nature of our technology. The complaint seeks injunctive relief, including against making, using or selling any product containing the patented technology, actual damages in an unspecified amount, increased and/or treble damages, interest, costs and attorney fees.

In October 2006 and January 2007, the PTO granted our requests for reexamination of the two patents. In January and February 2007, the two litigations in Massachusetts and Texas were stayed pending the PTO reexaminations. Various motions to dismiss, filed by parties on both sides of the dispute, remain undecided.

During the reexamination, the PTO rejected all of the original claims of the ‘382 Patent as unpatentable. UT then amended the claims of the ‘382 Patent to make them narrower than the original claims in order to distinguish the claimed invention from the prior art and added two new and narrower claims. The PTO determined that the narrower amended and new claims of the ‘382 Patent submitted during reexamination are patentable and concluded the reexamination of the ‘382 Patent. On April 15, 2008, the PTO issued a reexamination certificate with the amended claims and the two new claims. During the reexamination of the ‘640 Patent, the PTO rejected all of the original claims of the ‘640 Patent as unpatentable. UT then amended the claims of the ‘640 Patent to make them narrower than the original claims in order to distinguish the claimed invention from the prior art.

On December 22, 2008, the parties jointly requested that the stay of the litigation continue pending resolution of the reexamination of the ‘640 Patent. On May 12, 2009, the PTO issued a Reexamination Certificate for the ‘640 Patent with the amended narrower claims, thus removing the last condition for staying this litigation, although the litigation currently remains stayed. As a result, while Hydro-Quebec and UT may assert the narrower claims of the reexamination certificate against any alleged infringer, including us, they are unable to continue to assert the original claims of the ‘382 Patent and the ‘640 Patent against us. On June 11, 2009, we filed a motion to reopen the lawsuit in Massachusetts pursuant to the court’s deadline to file within 30 days of the conclusion of the PTO’s reexamination. On September 28, 2009, the Massachusetts court entered an order denying that motion, which we appealed on October 27, 2009 to the United States Court of Appeals for the Federal Circuit.  On July 22, 2009, Hydro-Quebec and UT sent us a proposed Second Amended Complaint in the Texas litigation that they said they intend to seek leave to file in light of the PTO’s reexaminations.

If either or both of the lawsuits are reactivated, we expect that they could take as much as two years or more to reach trial, if at all. We believe that we do not infringe either UT patent, including the ‘382 Patent and the ‘640 Patent following reexamination, and that we have other meritorious defenses, and we intend to continue to vigorously defend our products and intellectual property rights. The ‘382 and ‘640 Patents include claims that claim to cover battery cathode material having a particular crystal structure and chemical formula, which Hydro-Quebec and UT claim our cathode material infringes. We believe, and contend in the lawsuits, that our cathode material has a different crystal structure and chemical formula that is not covered by the ‘382 and ‘640 patents. However, due to the nature of the litigation, we cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. Although Hydro-Quebec and UT have not specified in their complaint the nature or extent of their damages, they have asked for injunctive relief and we believe that they would likely seek substantial damages that could involve both one-time payments and on-going amounts. Regardless of the ultimate outcome of the litigation, it could result in significant legal expenses and diversion of time by our technical and managerial personnel. The results of these proceedings are uncertain, and there can be no assurance that they will not have a material adverse effect on our business, operating results, and financial condition.

Item 1A. Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Business

We have had a history of losses, and we may be unable to achieve or sustain profitability.

We have never been profitable. We experienced net losses of $15.8 million for 2006, $31.0 million for 2007, $80.5 million for 2008, and $64.1 million for the nine months ended September 30, 2009. We expect we will continue to incur net losses in 2009. We expect to incur significant future expenses as we develop and expand our business and our manufacturing capacity. In addition, as a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain.

To rapidly develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital over the last several years. We have had negative cash flow before financing activities of $29.1 million for 2006, $56.1 million for 2007, $76.0 million for 2008, and $79.7 million for the nine months ended September 30, 2009. We anticipate that we will continue to have negative cash flow for the foreseeable future as we continue to make significant future capital expenditures to expand our manufacturing capacity and incur increased research and development, sales and marketing, and general and administrative expenses. Our business will also require significant amounts of working capital to support our growth. Therefore, we may need to raise additional capital from investors to achieve our expected growth, and we may not achieve sufficient revenue growth to generate positive future cash flow. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have been in existence since 2001, but much of our growth has occurred in recent periods. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed.

In addition, we are targeting new and emerging markets for our batteries and battery systems. However, historically, a significant portion of the products that we have sold are designed for the consumer tool market, which is a more mature market with different growth prospects than our other target markets. Several of our products are still under development, including a battery in prismatic form designed for use in the automotive industry, and the timing of the ultimate release, if any, of new production quality products is not determinable. Our efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable. Therefore, our recent historical growth trajectory may not provide an accurate representation of the market dynamics we may be exposed to in the future, making it difficult to evaluate our future prospects.

The demand for batteries in the transportation and other markets depends on the continuation of current trends resulting from dependence on fossil fuels. Extended periods of low gasoline prices could adversely affect demand for electric and hybrid electric vehicles.

We believe that much of the present and projected demand for advanced batteries in the transportation and other markets results from recent increases in the cost of oil, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternate forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of oil decreased significantly, the outlook for the long-term supply of oil to the United States improved, the government eliminated or modified its regulations or economic incentives related to fuel efficiency and alternate forms of energy, or if there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for our batteries could be reduced, and our business and revenue may be harmed.

Gasoline prices have been extremely volatile, and this continuing volatility is expected to persist. Lower gasoline prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If gasoline prices remain at deflated levels for extended periods of time, the demand for hybrid and electric vehicles may decrease, which would have a material adverse effect on our business.

If we are unable to develop, manufacture and market products that improve upon existing battery technology and gain market acceptance, our business may be adversely affected. In addition, many factors outside of our control may affect the demand for our batteries and battery systems.

We are researching, developing, manufacturing and selling lithium-ion batteries and battery systems. The market for advanced rechargeable batteries is at a relatively early stage of development, and the extent to which our lithium-ion batteries will be able to meet our customers’ requirements and achieve significant market acceptance is uncertain. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete if we fail to continue to improve the performance of our battery chemistry and systems. Other companies that are seeking to enhance traditional battery technologies have recently introduced or are developing batteries based on nickel metal-hydride, liquid lithium-ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced, and as a result, there is a risk that our products may not be able to compete effectively in our target markets. If our battery technology is not adopted by our customers, or if our battery technology does not meet industry requirements for power and energy storage capacity in an efficient and safe design our batteries will not gain market acceptance.

In addition, the market for our products depends upon third parties creating or expanding markets for their end-user products that utilize our batteries and battery systems. If such end-user products are not developed, if we are unable to have our products designed into these end user products, if the cost of these end-user products is too high, or the market for such end-user products contracts or fails to develop, the market for our batteries and battery systems would be expected similarly to contract or collapse. Our customers operate in extremely competitive industries, and competition to supply their needs focuses on delivering sufficient power and capacity in a cost, size and weight efficient package. The ability of our customers to adopt new battery technologies will depend on many factors outside of our control. For example, in the automotive industry, we depend on our customers’ ability to develop HEV, PHEV and EV platforms that gain broad appeal among end users.

Many other factors outside of our control may also affect the demand for our batteries and battery systems and the viability of widespread adoption of advanced battery applications, including:

• performance and reliability of battery power products compared to conventional and other non-battery energy sources and products;

• success of alternative battery chemistries, such as nickel-based batteries, lead-acid batteries and conventional lithium-ion batteries and the success of other alternative energy technologies, such as fuel cells and ultra capacitors;

• end-users’ perceptions of advanced batteries as relatively safe and reliable energy storage solutions, which could change over time if alternative battery chemistries prove unsafe or become the subject of significant product liability claims and negative publicity is generated on the battery industry as a whole;

• cost-effectiveness of our products compared to products powered by conventional energy sources and alternative battery chemistries;

• availability of government subsidies and incentives to support the development of the battery power industry;

• fluctuations in economic and market conditions that affect the cost of energy stored by batteries, such as increases or decreases in the prices of electricity;

• continued investment by the federal government and our customers in the development of battery powered applications;

• heightened awareness of environmental issues and concern about global warming and climate change; and

• regulation of energy industries.

Adverse business or financial conditions affecting the automobile industry may have a material adverse effect on our development and marketing partners and our battery business.

Much of our business depends on and is directly affected by the general economic state of the United States and global automobile industry. The effect of the continued economic difficulties of the major automobile manufacturers on our business is unclear. Two major auto manufacturers have filed for bankruptcy and one of our existing customers has entered into a debt restructuring process, and it is possible that more of these companies may encounter financial difficulties. The impact of any such financial difficulties on the automobile industry and its suppliers is unclear and difficult to predict. Possible effects could include reduced spending on alternative energy systems for automobiles, a delay in the introduction of new, or the cancellation of new and existing, hybrid and electric vehicles and programs, and a delay in the conversion of existing batteries to lithium-ion batteries, each of which would have a material adverse effect on our business.

We have entered into agreements relating to joint design and development efforts with several automotive manufacturers and tier 1 suppliers regarding their HEV, PHEV and EV development efforts. Certain of these manufacturers and suppliers have in recent years experienced static or reduced revenues, increased costs, net losses, loss of market share, bankruptcy, labor issues and other business and financial challenges. The viability of the ‘‘Big Three’’ U.S. auto manufacturers, particularly GM and Chrysler, remains unclear. As a result, these or other automotive manufacturers may discontinue or delay their planned introduction of HEVs, PHEVs or EVs as a result of adverse changes in their financial condition or other factors. Automotive manufacturers may also seek alternative battery systems from other suppliers which may be more cost-effective or require fewer modifications in standard manufacturing processes than our products. We may also experience delays or losses with respect to the collection of payments due from customers in the automotive industry experiencing financial difficulties. For example, one of our customers, Think Global, is experiencing financial difficulties. As a result, we recorded an allowance for bad debt of $1.3 million for the outstanding amounts due from Think and recorded a $2.6 million charge for obsolete inventory related to this program.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We increased our number of full-time employees from 227 at December 31, 2006 to 1,689 at September 30, 2009, and our revenue increased from $34.3 million in 2006 to $68.5 million in 2008. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial, information technology and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Expanding a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our operating results in any particular quarter.

Because we build our manufacturing capacity based on our projection of future design wins and supply agreements, our business revenue and profits will depend upon our ability to enter into and complete these agreements, successfully complete these expansion projects, achieve competitive manufacturing yields and drive volume sales consistent with our demand expectations.

In order to fulfill the anticipated demand for our products, we invest in capital expenditures in advance of actual customer orders, based on estimates of future demand. We plan to continue the expansion of our manufacturing capacity across multiple product lines. The build-up of our internal manufacturing capabilities exposes us to significant up-front fixed costs. If market demand for our products does not increase as quickly as we have anticipated and align with our expanded manufacturing capacity, or if we fail to enter into and complete projected development and supply agreements, we may be unable to offset these costs and to achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses, reduced margins, underutilization of capacity and asset impairment charges. Alternatively, if we experience demand for our products in excess of our estimates, our installed capital equipment may be insufficient to support higher production volumes, which could harm our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

We utilize standard manufacturing equipment that we modify and customize in order to meet our production needs. While this equipment may be available from various suppliers, its procurement requires long lead times. Therefore, we may experience delays, additional or unexpected costs and other adverse events in connection with our capacity expansion projects, including those associated with potential delays in the procurement and customization of manufacturing equipment.

If we are unable to achieve and maintain satisfactory production yields and quality as we expand our manufacturing capabilities, our relationships with certain customers and overall reputation may be harmed, and our sales could decrease.

We may not be able to obtain, or to agree on acceptable terms and conditions for, all or a significant portion of the government grants, loans and other incentives for which we have applied and may in the future apply. Our customers and potential customers applying for government grants, loans and other incentives may condition purchases of our products upon their receipt of these funds or delay purchases of our products until their receipt of these funds.

We have applied for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of electric vehicles and advanced battery technologies. Much of our planned domestic manufacturing capacity expansion depends on receipt of these funds and other incentives, and the failure to obtain these funds or other incentives could materially and adversely affect our ability to expand our manufacturing capacity and meet planned production levels. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives is and will be highly competitive. While we have been notified that we have been selected to receive a grant under the DOE Battery Initiative and have received some state incentives, we cannot assure you that we will be successful in obtaining additional grants, loans and other incentives. Moreover, state incentives depend on the continued availability of state funds. With respect to the grant which we have been awarded and the grants, loans and other incentives we may be awarded, we may not be able to satisfy or continue to satisfy the requirements and milestones imposed by the granting authority as conditions to receipt of the funds or other incentives, the timing of the receipt of the funds may not meet our needs and we nevertheless may be unable to successfully execute on our business plan. Moreover, not all of the terms and conditions associated with these incentive funds have been disclosed to us, and once disclosed, there may be terms and conditions with which we are unable to comply or which are commercially unacceptable to us. In addition, the DOE Battery initiative grant and any other federal government programs which may make additional awards to us will require us to spend a portion of our own funds for every incentive dollar we receive or are permitted to borrow from the government and will impose time limits during which we must use the funds awarded to us. If we are unable to raise sufficient additional capital so that we are able to receive all of the amounts which have and may be awarded to us in a timely manner, our ability to expand our manufacturing capacity could be materially adversely affected. In addition, less than expected actual and anticipated future demand for our products may cause us to slow the pace of the expansion of our manufacturing capacity such that we are not able to use the government incentive funds awarded or made available to us in the time periods required by the granting authorities.

Our customers and potential customers applying for these government grants, loans and other incentives may condition purchases of our products upon receipt of these funds or delay purchases of our products until receipt of these funds, and if our customers and potential customers do not receive these funds or the receipt of these funds is significantly delayed, our results of operations could suffer.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of our most significant or several of our smaller customers could materially harm our business.

A significant portion of our revenue is generated from a limited number of customers. During each of the years ended December 31, 2007 and 2008 and the nine months ended September 30, 2008 and 2009, Black & Decker, together with its affiliates, represented 66%, 44%, 33%, and 18% of our revenue, respectively. During the year ended December 31, 2008 and the nine months ended September 30, 2009, revenue from Mercedes-Benz HighPerformanceEngines represented 12% and 10%, respectively, of our revenue. We expect revenue from Black & Decker will decline in the remainder of 2009 and therefore represent a smaller percentage of our revenue in future quarters. On November 2, 2009, Stanley Works and Black & Decker announced that they have entered into a definitive merger agreement.  We do not yet know what impact, if any, this will have on our current relationship with Black & Decker.  In addition, we do not anticipate receiving any more revenue in 2009 from Mercedes-Benz HighPerformanceEngines. For the nine months ended September 30, 2009, revenue from BAE Systems represented 35% of our revenue. For the nine months ended September 30, 2009, revenue from AES Energy accounted for 9% of our revenue. Although the composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. In addition, our contracts with our customers do not include long-term commitments or minimum volumes that ensure future sales of our products. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or for other reasons outside of our control. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Our financial results may vary significantly from period-to-period due to the long and unpredictable sales cycles for some of our products, the seasonality of certain end markets into which we sell our products, and changes in the mix of products we sell during a period, which may lead to volatility in our stock price.

The size and timing of our revenue from sales to our customers is difficult to predict and is market dependent. Our sales efforts often require us to educate our customers about the use and benefits of our products, including their technical and performance characteristics. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle for us, typically many months. In some markets such as the transportation market, there is usually a significant lag time between the design phase and commercial production. We spend substantial amounts of time and money on our sales efforts and there is no assurance that these investments will produce any sales within expected time frames or at all. Given the potentially large size of battery development and supply contracts, the loss of or delay in the signing of a contract or a customer order could reduce significantly our revenue in any period. Since most of our operating and capital expenses are incurred based on the estimated number of design wins and their timing, they are difficult to adjust in the short term. As a result, if our revenue falls below our expectations or is delayed in any period, we may not be able to reduce proportionately our operating expenses or manufacturing costs for that period, and any reduction of manufacturing capacity could have long-term implications on our ability to accommodate future demand.

Our profitability from period-to-period may also vary significantly due to the mix of products that we sell in different periods. While we have sold most of our products to date into the consumer market, as we expand our business we expect to sell new battery and battery system products into other markets and for other applications. These products are likely to have different cost profiles and will be sold into markets governed by different business dynamics. Consequently, sales of individual products may not necessarily be consistent across periods, which could affect product mix and cause gross and operating profits to vary significantly.

In addition, since our batteries and battery systems are incorporated into our customers’ products for sale into their respective end markets, our business is exposed to the seasonal demand that may characterize some of our customers’ own product sales. Because many of our expenses are based on anticipated levels of annual revenue, our business and operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand.

As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.

Our principal competitors have, and any future competitors may have, greater financial and marketing resources than we do, and they may therefore develop batteries or other technologies similar or superior to ours or otherwise compete more successfully than we do.

Competition in the battery industry is intense. The industry consists of major domestic and international companies, most of which have existing relationships in the markets into which we sell as well as financial, technical, marketing, sales, manufacturing, scaling capacity, distribution and other resources and name recognition substantially greater than ours. These companies may develop batteries or other technologies that perform as well as or better than our batteries. We believe that our primary competitors are existing suppliers of cylindrical lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-starting/lighting/ignition lead-acid batteries. A number of our competitors have existing and evolving relationships with our target customers. For example, Bosch and Samsung formed LiMotive to focus on the development, production and marketing of lithium-ion battery systems for application in hybrid and other electric vehicles, and Dow Chemical recently announced the establishment of a joint venture with Kokam America and others, pending receipt of government incentive funding, to build a facility in Michigan for the manufacture of lithium polymer batteries for use in HEVs and EVs. In addition, NEC and Nissan entered into a joint venture to develop lithium-ion batteries in prismatic form, Sanyo and Volkswagen agreed to develop lithium-ion batteries for HEVs, Sanyo already provides nickel metal hydride batteries for Ford and Honda, and Toyota and Panasonic are engaged in a joint venture to make batteries for HEVs and EVs. In addition, we expect new competitors will enter the markets for our products in the future. Potential customers may choose to do business with our more established competitors, because of their perception that our competitors are more stable, are more likely to complete various projects, can scale operations more quickly, have greater manufacturing capacity, are more likely to continue as a going concern and lend greater credibility to any joint venture. If we are unable to compete successfully against manufacturers of other batteries or technologies in any of our targeted applications, our business could suffer, and we could lose or be unable to gain market share.

If our products fail to perform as expected, we could lose existing and future business, and our ability to develop, market and sell our batteries and battery systems could be harmed.

Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes. Despite testing, new and existing products have contained defects and errors and may in the future contain manufacturing or design defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which may adversely affect our business and our operating results.

Our success in the transportation market depends, in part, on our ability to design, develop and commercially manufacture lithium-ion batteries in prismatic form for use in HEVs, PHEVs and EVs currently being developed and that may be developed in the future. The design and development of a lithium-ion battery in prismatic form for use in the automotive industry is complex, expensive, time-consuming and subject to rigorous quality and performance requirements. If we are unable to design, develop and commercially manufacture lithium-ion batteries in prismatic form that are accepted for use in the automotive industry, our business and operating results may be adversely affected.

In the past, we have identified material weaknesses in our internal control over financial reporting and if we fail to remediate these weaknesses and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. In connection with our financial audits, we identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. These material weaknesses were as follows:

• we did not have an adequate number of personnel in our accounting and finance department with sufficient technical accounting expertise and, as a result, we could not evaluate in a timely manner the accounting implications of our business transactions; and

• we did not design or maintain effective operating and information technology controls over the financial statement close and reporting process in order to ensure the accurate and timely preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP.

We are in the process of taking the necessary steps to remediate the material weaknesses that we identified and have made enhancements to our control procedures; however, the material weaknesses will not be remediated until the necessary controls have been implemented and are operating effectively. We do not know the specific time frame needed to fully remediate the material weaknesses identified.

We cannot assure you that our efforts to fully remediate these internal control weaknesses will be successful or that similar material weaknesses will not recur.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to implement new processes and modify our existing processes and take significant time to complete. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers. For a more detailed discussion of our material weaknesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Internal Control Over Financial Reporting.”

If our warranty expense estimates differ materially from our actual claims, or if we are unable to estimate future warranty expense for new products, our business and financial results could be harmed.

Our warranty for our products ranges from one to five years from the date of sale, depending on the type of product and its application. We expect that in the future some of our warranties will extend beyond five years. In the consumer market, we typically provide a warranty against certain potential manufacturing defects, which may cause high-rates of self-discharge, inaccurate voltage, and other product irregularities. In the electric grid services and transportation markets, we may also provide a warranty against a certain percentage decline in the initial power and energy density specifications of a particular product. Since we began selling our first products in the consumer market in the first quarter of 2006 and in the transportation market in the first quarter of 2007, and we have only recently shipped our first product in the electric grid services market, we have a limited product history on which to base our warranty estimates. Because of the limited operating history of our batteries and battery systems, our management is required to make assumptions and to apply judgment regarding a number of factors, including anticipated rate of warranty claims, the durability and reliability of our products, and service delivery costs. Our assumptions could prove to be materially different from the actual performance of our batteries and battery systems, which could cause us to incur substantial expense to repair or replace defective products in the future and may exceed expected levels against which we have reserved. If our estimates prove incorrect, we could be required to accrue additional expenses from the time we realize our estimates are incorrect and also face a significant unplanned cash burden at the time our customers make a warranty claim, which could harm our operating results.

In addition, with our new products and products that remain under development, we will be required to base our warranty estimates on historical experience of similar products testing of our batteries and performance information learned during our development activities with the customer. If we are unable to estimate future warranty costs for any new product, we will be required to defer recognizing revenue for that product until we are able reasonably to estimate the associated warranty expense. As a result, our financial results could vary significantly from period-to-period.

Product liability or other claims could cause us to incur losses or damage our reputation.

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing, marketing and sale of batteries and battery systems. Certain materials we use in our batteries, as well as our batteries and battery systems, could, if used improperly, cause injuries to others. Improperly charging or discharging our batteries could cause fires. Any accident involving our batteries or other products could decrease or even eliminate demand for our products. Because some of our batteries are designed to be used in vehicles, and because vehicle accidents can cause injury to persons and damage to property, we are subject to a risk of claims for such injuries and damages. In addition, we could be harmed by adverse publicity resulting from problems or accidents caused by third party products that incorporate our batteries. For example, our business and operating results could be harmed by adverse publicity resulting from injury to persons or damage to property caused by a defective electronic system on a battery system manufactured by a third party that incorporates our batteries.

Although we have product liability insurance for our products of up to an annual aggregate limit of $102 million, this may be inadequate to cover all potential product liability claims. In addition, while we often seek to limit our product liability in our contracts, such limits may not be enforceable or may be subject to exceptions. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse affect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. If we were to experience a large insured loss, it might exceed our coverage limits, or our insurance carriers could decline to further cover us or raise our insurance rates to unacceptable levels, any of which could impair our financial position and results of operations. A successful product liability claim against us could require us to pay a substantial monetary award. We cannot assure you that such claims will not be made in the future.

We are subject to financial and reputational risks due to product recalls resulting from product quality and liability issues.

The risk of product recalls, and associated adverse publicity, is inherent in the development, manufacturing, marketing, and sale of batteries and battery systems. Our products and the products of third parties in which our products are a component are becoming increasingly sophisticated and complicated as rapid advancements in technologies occur, and as demand increases for lighter and more powerful rechargeable batteries. At the same time, product quality and liability issues present significant risks. Product quality and liability issues may affect not only our own products but also the third-party products in which our batteries and battery systems are a component. Our efforts and the efforts of our development partners to maintain product quality may not be successful, and if they are not, we may incur expenses in connection with, for example, product recalls and lawsuits, and our brand image and reputation as a producer of high-quality products may suffer. Any product recall or lawsuit seeking significant monetary damages could have a material adverse effect on our business and financial condition. A product recall could generate substantial negative publicity about our products and business, interfere with our manufacturing plans and product delivery obligations as we seek to replace or repair affected products, and inhibit or prevent commercialization of other future product candidates. Although we do have product liability insurance, we do not have insurance to cover the costs associated with a product recall and the expenses we would incur in connection with a product recall could have a material adverse affect on our operating results.

We depend on third parties to deliver raw materials, parts, components and services in adequate quality and quantity in a timely manner and at a reasonable price.

Our manufacturing operations depend on obtaining raw materials, parts and components, manufacturing equipment and other supplies including services from reliable suppliers in adequate quality and quantity in a timely manner. It may be difficult for us to substitute one supplier for another, increase the number of suppliers or change one component for another in a timely manner or at all due to the interruption of supply or increased industry demand. This may adversely affect our operations. The prices of raw materials, parts and components and manufacturing equipment may increase due to changes in supply and demand. In addition, currency fluctuations and a weakening of the U.S. dollar against foreign currencies may adversely affect our purchasing power for raw materials, parts and components and manufacturing equipment from foreign suppliers.

We depend on sole source suppliers or a limited number of suppliers for certain key raw materials and component parts used in manufacturing and developing our products. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. Therefore, our operating margins may be impacted by price fluctuations in the commodities we use as raw materials in our batteries. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. In the past, we have experienced delays in product development due to the delivery of raw materials from our suppliers that do not meet our specifications. In addition, if a sole source supplier ceased to continue to produce a component with little or no notice to us, our business could be harmed. Any future inability to obtain high quality raw materials or manufacturing equipment in sufficient quantities on competitive pricing terms and on a timely basis, due to global supply and demand or a dispute with a supplier, may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

Our failure to raise additional capital necessary to expand our operations and invest in our products and manufacturing facilities could reduce our ability to compete successfully.

We may require additional capital in the future and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. We are also seeking federal and state grants, loans and tax incentives some of which we intend to use to expand our operations. We may not be successful in obtaining these funds or incentives. If we need additional capital and cannot raise or otherwise obtain it on acceptable terms, we may not be able to, among other things:

• develop or enhance our products or introduce new products;

• continue to expand our development, sales and marketing and general and administrative organizations and manufacturing operations;

• attract top-tier companies as customers or as our technology and product development partners;

• acquire complementary technologies, products or businesses;

• expand our operations, in the United States or internationally;

• expand and maintain our manufacturing capacity;

• hire, train and retain employees; or

• respond to competitive pressures or unanticipated working capital requirements.

Our inability to obtain federal and state government environmental permits and approvals for our planned  U.S. manufacturing facilities could negatively impact our ability to obtain federal and state incentive funding and materially harm our business.

Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals and to comply with applicable federal and state environmental laws and regulations, including the National Environmental Policy Act (NEPA), with respect to our planned U.S. manufacturing facilities.  In particular, NEPA requires the federal government (including the U.S. Department of Energy) to evaluate the environmental impacts associated with our planned manufacturing facilities, and to identify and evaluate potential alternatives to our facilities.   We are in the process of obtaining a determination under NEPA and obtaining other federal and state environmental permits.   However, there is no guarantee that required determinations, permits and approvals will ultimately be obtained; the failure to complete the NEPA process with a Finding of No Significant Impact, or to obtain other required federal and state environmental permits, could have an adverse effect on our financial results and could also delay or prevent us from  obtaining matching fund reimbursement from the $249.1 million grant we were awarded under the DOE Battery Initiative, as well as funding under the DOE ATVM loan program.

If obtained, permits and approvals may be subject to revocation, modification or denial under certain circumstances.  Our operations or activities could result in administrative or private actions, revocation of required permits or licenses, or fines, penalties or damages, which could have an adverse effect on us.  In addition, environmental laws will likely become more stringent over time, thereby requiring new capital expenditures and increases in operating costs.

Our working capital requirements involve estimates based on demand expectations and may decrease or increase beyond those currently anticipated, which could harm our operating results and financial condition.

In order to fulfill the product delivery requirements of our customers, we plan for working capital needs in advance of customer orders. As a result, we base our funding and inventory decisions on estimates of future demand. If demand for our products does not increase as quickly as we have estimated or drops off sharply, our inventory and expenses could rise, and our business and operating results could suffer. Alternatively, if we experience sales in excess of our estimates, our working capital needs may be higher than those currently anticipated. Our ability to meet this excess customer demand depends on our ability to arrange for additional financing for any ongoing working capital shortages, since it is likely that cash flow from sales will lag behind these investment requirements.

Credit market volatility and illiquidity may affect our ability to raise capital to finance our operations, plant expansion and growth.

The credit markets have experienced extreme volatility during the last year, and worldwide credit markets have remained illiquid despite injections of capital by the federal government and foreign governments. Despite the capital injections and government actions, banks and other lenders, such as equipment leasing companies, have significantly increased credit requirements and reduced the amounts available to borrowers. Companies with low credit ratings may not have access to the debt markets until the liquidity improves, if at all. If current credit market conditions do not improve, we may not be able to access debt or leasing markets to finance our plant expansion plans.

We may be unable to successfully implement or manage our planned expansion of our domestic manufacturing capability or realize the expected benefits of our planned expansion.

We expect to aggressively expand our battery manufacturing capacity in the United States to meet expected demand for our product. Much of our planned domestic expansion depends upon our receipt of sufficient federal and state incentive funding. We may not receive the federal and state funding necessary for our planned expansion at all or on a timely basis. In addition, such funding could be subject to conditions that are commercially unacceptable to us or for which we are unable to comply. Even if we succeed in aggressively expanding our domestic manufacturing capacity, we may not have enough demand for our products to justify the increased capacity.

Any such expansion will place a significant strain on our senior management team and our financial and other resources. Our proposed expansion will expose us to greater overhead and support costs and other risks associated with the manufacture and commercialization of new products. Our ability to manage our growth effectively will require us to continue to improve our operations and our financial and management information systems and to train, motivate and manage our employees. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could harm our business, prospects, results of operations and financial condition.

We may not be able to successfully recruit and retain skilled employees, particularly scientific, technical and management professionals.

We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial and marketing personnel who are familiar with our key customers and experienced in the battery industry. We plan to continue to expand our work force both domestically and internationally. Industry demand for such employees, especially employees with experience in battery chemistry and battery manufacturing processes, however, exceeds the number of personnel available, and the competition for attracting and retaining these employees is intense. This competition will intensify if the advanced battery market continues to grow, possibly requiring increases in compensation for current employees over time. We compete in the market for personnel against numerous companies, including larger, more established competitors who have significantly greater financial resources than we do and may be in a better financial position to offer higher compensation packages to attract and retain human capital. We cannot be certain that we will be successful in attracting and retaining the skilled personnel necessary to operate our business effectively in the future. Because of the highly technical nature of our batteries and battery systems, the loss of any significant number of our existing engineering and project management personnel could have a material adverse effect on our business and operating results.

Our future success depends on our ability to retain key personnel.

Our success will depend to a significant extent on the continued services of our senior management team, and in particular David Vieau, our chief executive officer, and Gilbert N. Riley, Jr., our chief technical officer. The loss or unavailability of either of these individuals could harm our ability to execute our business plan, maintain important business relationships and complete certain product development initiatives, which could harm our business. We do not have agreements requiring any of our senior management team to remain with our company. In addition, each of these individuals could terminate his or her relationship with us at any time, and we may be unable to enforce any applicable employment or non-compete agreements.

If we do not continue to form and maintain economic arrangements with original equipment manufacturers, or OEMs, to commercialize our products, our profitability could be impaired.

Our business strategy requires us to integrate the design of our products into products being developed by OEMs, and therefore to identify acceptable OEMs and enter into agreements with them. In addition, we will need to meet their requirements and specifications by developing and introducing new products and enhanced or modified versions of our existing products on a timely basis. OEMs often require unique configurations or custom designs for batteries or battery systems which must be developed and integrated into a product well before the product is launched. This development process requires not only substantial lead time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery systems to the customer, but also the cooperation and assistance of the OEMs in order to determine the requirements for each specific application. Technical problems may arise that affect the acceptance of our product by OEMs. If we are unable to design and develop products that meet OEMs’ requirements, we may lose opportunities to obtain purchase orders, and our reputation may be damaged. In addition, we may not receive adequate assistance from OEMs to successfully commercialize our products, which could impair our profitability.

Declines in product prices may adversely affect our financial results.

Our business is subject to intense price competition worldwide, which makes it difficult for us to maintain product prices and achieve adequate profits. Such intense price competition may adversely affect our ability to achieve profitability, especially during periods of decreases in demand. In addition, because of their purchasing size, our larger automotive customers can influence market participants to compete on price terms. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those pricing reductions may have an adverse impact on our business.

We are currently implementing a new software platform. If these implementations are not successful, our business and operations could be disrupted and our operating results could be harmed.

We are currently implementing new software platforms to assist us in the management of our business. The implementation of new software management platforms and the addition of these platforms at new locations, especially overseas, require significant management time, support and cost. We expect the implementation and enhancements of these platforms to continue across new and existing sites worldwide. In addition, as our business continues to develop, we expect to add and enhance existing management platforms in the areas of financial, inventory control, engineering, and customer support and warranty management. We cannot be sure that these platforms will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement this project, our operations may be disrupted and our operating expenses could be harmed. In addition, the new systems may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

Our inability to effectively and quickly transfer, replicate and scale our new product manufacturing processes from low volume prototype production to high volume manufacturing facilities, could adversely affect our results of operations.

Under our manufacturing model, we develop and establish manufacturing processes and systems for the low volume prototype production of our new products. As demand increases for a product, we transfer these processes and systems to, and replicate and scale these processes and systems in our high volume manufacturing facilities. If we are unable to effectively and quickly transfer, replicate and scale these manufacturing processes and systems, we may be unable to meet our customers’ product quality and quantity requirements and lower our costs of goods sold and our results of operations could be adversely affected.

In addition, our costs of goods sold for some of our new products exceed the purchase price for that product paid to us by our customers. If we are unable to decrease unit production costs for these products by increasing volumes, improving the manufacturing process, reducing transportation and handling costs or obtaining lower cost raw materials or component parts, we will not realize a profit from these products and our business will be harmed.

Problems in our manufacturing and assembly processes could limit our ability to produce sufficient batteries to meet the demands of our customers.

Regardless of the process technology used, the manufacturing and assembly of safe, high-power batteries and battery systems is a highly complex process that requires extreme precision and quality control throughout a number of production stages. Because we outsource the manufacturing and assembly of one battery model and certain battery systems, we are unable to directly control delivery schedules, quality assurance, manufacturing yields and production costs. Any defects in battery packaging, impurities in the electrode materials used, contamination of the manufacturing environment, incorrect welding, excess moisture, equipment failure or other difficulties in the manufacturing process could cause batteries to be rejected, thereby reducing yields and affecting our ability to meet customer expectations.

As we have scaled up our production capacity, we have experienced production problems that limited our ability to produce a sufficient number of batteries to meet the demands of one of our customers in the consumer market. If these or other production problems recur and we are unable to resolve them in a timely fashion, our business could suffer and our reputation may be harmed.

Our failure to cost-effectively manufacture our batteries and battery systems in quantities which satisfy our customers’ demand and product specifications and their expectations for product quality and reliable delivery could damage our customer relationships and result in significant lost business opportunities for us.

We manufacture a substantial percentage of our products rather than relying upon third-party outsourcing. To be successful, we must cost-effectively manufacture commercial quantities of our complex batteries and battery systems that meet our customer specifications for quality and timely delivery. To facilitate the commercialization of our products, we will need to further reduce our manufacturing costs, which we intend to do by working with manufacturing partners and by improving our manufacturing and development operations in our wholly-owned operations in China. We manufacture our batteries and assemble our products in China, Korea, Massachusetts and Michigan. We depend on the performance of our manufacturing partners, as well as our own manufacturing operations, to manufacture and deliver our products to our customers. If we or any of our manufacturing partners are unable to manufacture products in commercial quantities on a timely and cost-effective basis, we could lose our customers and be unable to attract future customers.

In addition, we have recently begun to shift most of our battery assembly and all of our battery system manufacturing from contract manufacturing to in-house manufacturing, so our in-house experience with battery assembly and battery system manufacturing is limited.

We may be unable to complete or integrate acquisitions effectively, which may adversely affect our growth, profitability and results of operations.

Acquisitions of businesses and assets have played a role in our growth. In the past four years, we have completed three acquisitions. However, we cannot be certain that we will be able to continue to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Additionally, we may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. Competition for acquisition opportunities in the various industries in which we operate may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. These and other acquisition-related factors could negatively and adversely impact our growth, profitability and results of operations.

Laws regulating the manufacture or transportation of batteries may be enacted which could result in a delay in the production of our batteries or the imposition of additional costs that could harm our ability to be profitable.

Laws and regulations exist today, and additional laws and regulations may be enacted in the future, which impose environmental, health and safety controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium-ion batteries. Complying with any laws or regulations could require significant time and resources from our technical staff and possible redesign of one or more of our products, which may result in substantial expenditures and delays in the production of one or more of our products, all of which could harm our business and reduce our future profitability. The transportation of lithium and lithium-ion batteries is regulated both domestically and internationally. Compliance with these regulations, when applicable, increases the cost of producing and delivering our products.

We depend on contracts with the U.S. government and its agencies or on subcontracts with the U.S. government’s prime contractors for revenue and research grants to fund or partially fund our research and development programs, and our failure to retain current or obtain additional contracts could preclude us from achieving our anticipated levels of revenue growth and profitability, increase our research and development expenses and delay or halt certain research and development programs.

Our ability to develop and market some of our products depends upon maintaining our U.S. government contract revenue and research grants obtained, which are recorded as incremental revenue and an offset to our research and development expenses, respectively. Many of our U.S. government contracts are funded incrementally, with funding decisions made on an annual basis. Approximately 2.8% of our total revenue and 26.3% of our research and development expenses during the year ended December 31, 2008 were derived from government contracts and subcontracts. Changes in government policies, priorities or programs that result in budget reductions could cause the government to cancel existing contracts or eliminate follow-on phases in the future which would severely inhibit our ability to successfully complete the development and commercialization of some of our products. In addition, there can be no assurance that, once a government contract is completed, it will lead to follow-on contracts for additional research and development, prototype build and test or production. Furthermore, there can be no assurance that our U.S. government contracts or subcontracts will not be terminated or suspended in the future. A reduction or cancellation of these contracts, or of our participation in these programs, would increase our research and development expenses, which could materially and adversely affect our results of operations and could delay or impair our ability to develop new technologies and products.

If we are unable to develop manufacturing facilities for our products in the United States, we may lose business opportunities and our customer relationships may suffer.

We believe that developing manufacturing facilities for our products in the United States is important, in order to address national economic imperatives, such as job creation, as well as to more efficiently address the needs of our U.S.-based customers. This expansion depends upon our receiving federal and state financial incentives, primarily in the form of direct grants and loans, to provide the necessary capital for facilities and equipment. If we are unable to obtain this government assistance on a timely basis and in the amounts requested, we will not be able to scale our capacity meet current and future customer demand for our products.

Because of the funding we receive from U.S. government entities and our government business initiatives, we are subject to U.S. federal government audits and other regulation, and our failure to satisfy audit requirements or comply with applicable regulations could subject us to material adjustments or penalties that could negatively impact our business.

The accuracy and appropriateness of our direct and indirect costs and expenses under our contracts with the U.S. government are subject to extensive regulation and audit by appropriate agencies of the U.S. government. These agencies have the right to challenge our cost estimates or allocations with respect to any such contract. Additionally, substantial portions of the payments to us under U.S. government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Adjustments that result from inquiries or audits of our contracts could have a material adverse impact on our financial condition or results of operations. Since our inception, we have not experienced any material adjustments as a result of any inquiries or audits, but there can be no assurance that our contracts will not be subject to material adjustments in the future.

As we grow our government business, we may also need to comply with U.S. laws regulating the export of our products, particularly in our government business. We cannot be certain of our ability to obtain any licenses required to export our products or to receive authorization from the U.S. federal government for international sales or domestic sales to foreign persons. Moreover, the export regimes and the governing policies applicable to our business are subject to change. Our failure to comply with these and other applicable regulations, rules and approvals could result in the imposition of penalties, the loss of our government contracts or our suspension or debarment from contracting with the federal government generally, any of which would harm our business, financial condition and results of operations.

Our ability to sell our products to our direct, OEM and tier 1 supplier customers depends in part on the quality of our engineering and customization capabilities, and our failure to offer high quality engineering support and services could have a material adverse effect on our sales and operating results.

A high level of support is critical for the successful marketing and sale of our products. The sale of our batteries and battery systems is characterized by significant co-development and customization work in certain applications. This development process requires not only substantial lead time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery systems to the customer, but also the cooperation and assistance of the OEMs to determine the requirements for each specific application. Once our products are designed into an OEM or tier 1 supplier customer’s products or systems, the OEM or tier 1 supplier customer depends on us to resolve issues relating to our products. If we do not effectively assist our OEM or tier 1 supplier customers in customizing, integrating and deploying our products in their own systems or products, or if we do not succeed in helping them quickly resolve post-deployment issues and provide effective ongoing technical support, our ability to sell our products would be adversely affected.

In addition, while we have supply and co-development agreements with customers located in different regions of the world, we do not have a globally distributed engineering support and services organization. Currently, any issue resolution related to our products, system deployment or integration is channeled back to our energy solutions group in Hopkinton, Massachusetts and Novi, Michigan, from which engineers and support personnel are deployed. As we grow our business with our existing customers and beyond the markets into which we currently sell our battery technologies, we may need to increase the size of our engineering support teams and deploy them closer to our customers. Our inability to deliver a consistent level of engineering support and overall service as we expand our operations could have a material adverse effect on our business and operating results. Moreover, despite our internal quality testing, our products may contain manufacturing or design defects or exhibit performance problems at any stage of their lifecycle. These problems could result in expensive and time-consuming design modifications and impose additional needs for engineering support and maintenance services as well as significant warranty charges.

Our past and future operations may lead to substantial environmental liability.

The handling and use of some of the materials used in the development and manufacture of our products are subject to federal, state and local environmental laws, as well as environmental laws in other jurisdictions in which we operate. Under applicable environmental laws, we may be jointly and severally liable with prior property owners for the treatment, cleanup, remediation and/or removal of any hazardous substances discovered at any property we use. In addition, courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal or transportation of hazardous substances. If we incur any significant environmental liabilities, our ability to execute our business plan and our financial condition would be harmed.

Our facilities or operations could be damaged or adversely affected as a result of disasters or unpredictable events, including widespread public health problems.

Our headquarters, including sales offices and research and development centers, is located in Massachusetts. We also operate manufacturing, logistics, sales and research and development facilities in Michigan, China, Korea and Canada. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages. In addition, a renewed outbreak of SARS, avian flu, swine flu or another widespread public health problem in China or the United States could have a negative effect on our operations.

Risks Related to Intellectual Property

Third parties have asserted that they own or control patents that are infringed by our products.

We are presently involved in two related patent litigations with Hydro-Québec involving certain patents it has licensed from The University of Texas, or UT, related to electrode materials used in lithium-ion batteries. After discussions with Hydro-Québec about the relevance of two of these patents to our products, we brought an action in the Federal District Court of Massachusetts seeking a declaratory judgment that our products do not infringe these two UT patents. In response, Hydro-Québec and the UT countersued us in the Federal Courts in Texas. Both cases are currently stayed pending re-examination of these patents by the U.S. Patent Office. The re-examination of these patents is complete, but the stay continues, although the litigation could resume at any time. For a more detailed discussion of our patent litigation, see Item 1 of Part II: “Legal Proceedings.’’

We believe that we have valid non-infringement defenses against both of these patents and that at least one of the patents is invalid. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a presumption of validity that attaches to every patent. This burden is high and would require us to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on infringement or validity and, if this case is not resolved in our favor, we may be required to pay substantial damages. In addition, an adverse ruling could cause us, and our customers, development partners and licensees, to stop, modify or delay activities in the United States such as research, development, manufacturing and sales of products based on technologies covered by these patents. We would need to develop products and technologies that design around these patents or obtain a license to the appropriate patent. There is no certainty that such design-arounds exist or if they exist that they would be commercially competitive, and there is no certainty that a license from the appropriate parties could be obtained. Also, the mere existence, and the uncertainty with respect to the ultimate outcome, of this patent litigation or any other patent litigation that we may become involved with, could cause our current and potential customers, development partners, the federal or state governments and licensees to stop, delay or avoid doing business with us or modify the extent to which they are willing to do business with us, and this loss or delay of business could harm our operating results and our ability to execute on our business plan.

Other parties may also bring intellectual property infringement claims against us which would be time-consuming and expensive to defend, and if any of our products or processes is found to be infringing, we may not be able to procure licenses to use patents necessary to our business at reasonable terms, if at all.

Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights. We may inadvertently infringe existing third-party patents or third-party patents issued on existing patent applications. In the United States and most other countries, patent applications are published 18 months after filing. As a result, there may be third-party pending patent applications of which we are unaware, and which we may infringe once they issue. These third parties could bring claims against us that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could cause us to pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder. In addition, we may have, and may be required to, make representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third party technologies or violate government regulations. Further, if a patent infringement suit were brought against us, we and our customers, development partners and licensees could be forced to stop or delay research, development, manufacturing or sales of products based on our technologies in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with products based on our technologies. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

Any successful infringement action brought against us may also adversely affect marketing of products based on our technologies in other markets not covered by the infringement action. Furthermore, we may suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. As a result, any infringement action against us would likely harm our competitive position, be costly and require significant time and attention of our key management and technical personnel.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

Competitors or others may infringe our patents. To counter infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover that technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, during the course of this litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

We may not prevail in any litigation or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be expensive and distract our management.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

Patent applications in the United States are maintained in secrecy until the patents are published or are issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. We also cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than in the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the near future will afford protection against competitors with similar technology. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our operations.

Our patents and other protective measures may not adequately protect our proprietary intellectual property.

We regard our intellectual property, particularly our proprietary rights in our battery and battery system technology, as critical to our success. We have received a number of patents, and filed other patent applications, for various applications and aspects of our technology or processes and other intellectual property. In addition, we generally enter into confidentiality and invention agreements with our employees and consultants. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

• our pending patent applications may not be granted for various reasons, including the existence of conflicting patents or defects in our applications;

• the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

• parties to the confidentiality and invention agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements;

• the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement prohibitive;

• even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and

• other persons may independently develop proprietary information and techniques that are functionally equivalent or superior to our intellectual proprietary information and techniques but do not breach our patented or unpatented proprietary rights.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets, and courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Risks Associated With Doing Business Internationally and Specifically in China and Korea

Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions.

We have significant manufacturing facilities and operations in China and Korea that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. In addition, we expect to sell a significant portion of our products to customers located outside the United States. Risks inherent to international operations and sales, include, but are not limited to, the following:

• difficulty in enforcing agreements, judgments and arbitration awards in foreign legal systems;

• fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars to the extent the cost of raw materials and labor is denominated in a foreign currency;

• impediments to the flow of foreign exchange capital payments and receipts due to exchange controls instituted by certain foreign governments and the fact that the local currencies of these countries are not freely convertible;

• inability to obtain, maintain or enforce intellectual property rights;

• changes in general economic and political conditions;

• changes in foreign government regulations and technical standards, including additional regulation of rechargeable batteries, power technology, or the transport of lithium or phosphate, which may reduce or eliminate our ability to sell or license in certain markets;

• requirements or preferences of foreign nations for domestic products could reduce demand for our products;

• trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive; and

• longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable, which may reduce the future profitability of foreign sales.

Our business in foreign jurisdictions requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends on our ability to succeed in different legal, regulatory, economic, social and political situations and conditions. We may not be able to develop and implement effective policies and strategies in each foreign jurisdiction where we do business. Also, each of the foregoing risks will likely take on increased significance as we implement plans to expand foreign manufacturing operations.

Since many of our products are manufactured in China, we own and lease manufacturing facilities in China and the Chinese market is of growing importance for our products, we face risks if China loses normal trade relations status with the United States or if US-China trade relations are otherwise adversely impacted.

We manufacture and export our products from China and own and lease manufacturing facilities in China. We may also sell our products in China in the future. Our products sold in the United States have normal trade relations status and are currently not subject to United States import duties. As a result of opposition to certain policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to normal trade relations status with China. The United States Congress may also introduce China trade legislation targeting currency manipulation, which may adversely affect our business in China. The loss of normal trade relations status for China, changes in current tariff structures or adoption in the United States of other trade policies adverse to China, and any retaliatory measures that impact our products in the Chinese market, could have an adverse effect on our business.

A change in exchange rates mandated by legislation could negatively impact the cost of imported raw materials and products.

Furthermore, our business and operations may be adversely affected by deterioration of the diplomatic and political relationships between the United States and China. If the relationship between the United States and China were to materially deteriorate, it could negatively impact our ability to control our operations and relationships in China, enforce any agreements we have with Chinese partners or otherwise deal with any assets or investments we may have in China.

Our ongoing manufacturing operations in China are complex and having these remote operations may divert management’s attention, lead to disruptions in operations, delay implementation of our business strategy and make it difficult to establish adequate management and financial controls in China. Our plans to grow our business to include sales to Chinese customers may necessitate additional management attention to establishing and maintaining one or more joint venture relationships with Chinese parties.

Currently, we have most of our manufacturing operations in China. We may not be able to find or retain suitable employees in China and we may have to train personnel to perform necessary functions for our manufacturing, senior management and development operations. This may divert management’s attention, lead to disruptions in operations and delay implementation of our business strategy, all of which could negatively impact our profitability.

China has only recently begun to adopt management and financial reporting concepts and practices like those with which investors in the United States are familiar. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company. If we cannot establish and implement such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Growing our business to include sales to Chinese customers may involve us entering into a Chinese-foreign joint venture with a Chinese partner. A Chinese-foreign joint venture can be a complex business arrangement requiring substantial management attention to the joint venture relationship. The joint venture will also require capital contributions and due to China’s foreign exchange controls, uncertainty as to the ability to repatriate profits and principal out of China.

Because of the relative weakness of the Chinese legal system in general, and the intellectual property regime in particular, we may not be able to enforce intellectual property rights in China.

The legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to create and enforce intellectual property rights in China. Accordingly, we may not be able to effectively protect our intellectual property rights in China.

Enforcing agreements and laws in China is difficult and may be impossible because China does not have a comprehensive system of laws.

We depend on our relationships with our Chinese manufacturing partners. In China, enforcement of contractual agreements may be sporadic, and implementation and interpretation of laws may be inconsistent. The Chinese judiciary is relatively inexperienced in interpreting agreements and enforcing China’s laws, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in China, it may not be possible to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment or an arbitration award by a court of another jurisdiction.

The government of China may change or even reverse its policies of promoting private industry and foreign investment, in which case our assets and operations may be at risk.

Our existing and planned operations in China are subject to risks related to the business, economic and political conditions in China, which include the possibility that the central government of China will change or even reverse its policies of promoting private industry and foreign investment in China. The government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership. Many of the current reforms which support private business in China are of recent origin or provisional in nature. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities of per capita wealth among citizens of China and between regions within China, could also lead to further readjustment of the government’s reform measures. It is not possible to predict whether the Chinese government will continue to be as supportive of private business in China, nor is it possible to predict how any future reforms will affect our business. For example, if the government were to limit the number of foreign personnel who could work in the country, substantially increase taxes on foreign businesses, eliminate export processing zones, restrict the transportation of goods in and out of the country, adopt policies favoring competitors or impose other restrictions on our operations, the impact may be significant.

Significantly, a reversal of current liberalizations of foreign exchange controls by the Chinese government could be disruptive and costly to our cross-border operations and our business as a whole.

Business practices in China and Korea may entail greater risk and dependence upon the personal relationships of senior management than is common in North America, and therefore some of our agreements with other parties in China and Korea could be difficult or impossible to enforce.

The business cultures of China and Korea are, in some respects, different from the business cultures in Western countries and may present some difficulty for Western investors reviewing contractual relationships among companies in China and Korea and evaluating the merits of an investment. Personal relationships among business principals of companies and business entities in China and Korea are very significant in their business cultures. In some cases, because so much reliance is based upon personal relationships, written contracts among businesses in China and Korea may be less detailed and specific than is commonly accepted for similar written agreements in Western countries. In some cases, material terms of an understanding are not contained in the written agreement but exist as oral agreements only. In other cases, the terms of transactions which may involve material amounts of money are not documented at all. In addition, in contrast to Western business practices where a written agreement specifically defines the terms, rights and obligations of the parties in a legally-binding and enforceable manner, the parties to a written agreement in China or Korea may view that agreement more as a starting point for an ongoing business relationship which will evolve and require ongoing modification. As a result, written agreements in China or Korea may appear to the Western reader to look more like outline agreements that precede a formal written agreement. While these documents may appear incomplete or unenforceable to a Western reader, the parties to the agreement in China or Korea may feel that they have a more complete understanding than is apparent to someone who is only reading the written agreement without having attended the negotiations. As a result, contractual arrangements in China and Korea may be more difficult to review and understand.

China has introduced sweeping reforms to its income tax, turnover tax and other tax laws and regulations. Some of the changes increase the taxes foreign-invested and other businesses in China will incur on specific types of transactions as well as arising from operations generally in China. Our earnings may be affected by tax adjustments to reflect such changes in the law.

Pursuant to a comprehensive reform of China’s tax system that took effect on January 1, 2008, income tax incentives granted to foreign-invested enterprises, and geographically-based incentives, have largely been eliminated and have been replaced with incentives designed to encourage enterprises, domestic and foreign-invested alike, in selected industries. For example, dividends paid by foreign-invested enterprises to foreign shareholders are no longer exempt from withholding tax. A 10% withholding tax applies to dividends, although the rate is reduced to 5% by certain tax treaties. The tax holidays and tax reduction periods and the reduced national income tax rate that foreign-invested enterprises engaged in production used to enjoy have also been removed. The tax incentives promised to our wholly foreign-owned subsidiaries located in export processing zones at the time of inception will be phased-out by the end of 2012. At that time, these subsidiaries and any new foreign-invested enterprises we might establish as part of our strategy to expand the market for our products will no longer have income tax advantages over Chinese domestic businesses.

China’s turnover tax system consists of VAT, consumption tax and business tax. VAT is primarily imposed on import and sales of goods and certain services, such as repairing, processing and replacement. Export sales are exempt under VAT rules, and an exporter who incurs VAT on the purchase or manufacture of goods should be able to claim a refund from Chinese tax authorities. Depending on whether VAT export refund rates are raised or reduced for relevant goods, exporters might bear part of the VAT they incurred in conjunction with producing the exported goods. To mitigate the effects of the global economic downturn on China’s export industry, the PRC Ministry of Finance and the State Administration of Taxation have raised VAT rebates on numerous exported labor-intensive and high-value-added products. However, the Chinese government may also lower rebate rates in future in response to different economic and policy objectives.

China has also introduced sweeping VAT policy reforms with effect from January 1, 2009, which facilitate China’s shift from a production-based VAT scheme to a consumption-based system. Generally, the new system reduces the total output VAT of production enterprises as fixed-asset investment costs related to VAT-eligible output are no longer subject to VAT. However, our VAT costs will depend on our ability to pass on input VAT to our local suppliers and customers. As the relevant VAT law and implementing regulations are new, there may be a period of adjustment before any cost-savings are realized.

Business tax is usually a fee of 3-5 percent levied on services—such as transport, construction, education, finance, and insurance—transfer of intangible assets, and sales of fixed assets, none of which are generally eligible for VAT. New business tax regulations, which took effect January 1, 2009, may impose business on services exchanged among China- and foreign-based entities which previously were not subject to business tax, and the potential overall impact is to increase the tax burden of cross-border service transactions.

Frequent changes to China’s tax laws can result in uncertainty and unpredictability in financial results of our operations in China. China’s tax laws are supplemented with detailed implementation rules and circulars. However, the interpretation of the rules may vary among local tax authorities.

Risks Related to Ownership of Our Common Stock

We are incurring increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we are incurring significant additional legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Global Market. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

An active trading market for our common stock may not develop or be sustained, and you may not be able to resell your shares at or above the price at which you purchased them.

We have a limited history as a public company.  An active trading market for our shares may never develop or be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price they paid or at the time that they would like to sell.

Our stock price may be volatile.

The market price of our common stock could be subject to significant fluctuations, and it may decline below the price at which you purchased it. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above price you paid. Some of the factors that may cause the market price of our common stock to fluctuate include:

• fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

• fluctuations in our recorded revenue, even during periods of significant sales order activity;

• changes in estimates of our financial results or recommendations by securities analysts;

• failure of any of our products to achieve or maintain market acceptance;

• product liability issues involving our products or our competitors’ products;

• changes in market valuations of similar companies;

• success of competitive products or technologies;

• changes in our capital structure, such as future issuances of securities or the incurrence of debt;

• announcements by us or our competitors of significant services, contracts, acquisitions or strategic alliances;

• developments or announcements related to our application for government stimulus funds;

• regulatory developments in the United States, foreign countries or both;

• litigation involving us, our general industry or both;

• additions or departures of key personnel;

• investors’ general perception of us; and

• changes in general economic, industry and market conditions.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements our stockholders entered into with the underwriters of our initial public offering, or IPO. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  As of September 30, 2009, 69,495,530 shares of common stock are subject to a 180-day contractual lock-up (which began on the closing of the IPO on September 29, 2009) with the underwriters, and 218,304 shares of common stock are subject to a 180-day contractual lock-up (which began on September 29, 2009) with us. These shares will be able to be sold, subject to any applicable volume limitations under federal securities laws, after the earlier of the expiration of, or release from, the 180-day lock-up period. Morgan Stanley and Goldman, Sachs & Co., acting as co-representatives of the underwriters, may permit our officers, directors, employees and current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

In addition, as of September 30, 2009, there were 10,430,980 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, holders of an aggregate of approximately 102.5 million shares of our common stock as of September 30, 2009, have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders. Holders of an aggregate of approximately 0.3 million additional shares of our common stock as of September 30, 2009, have rights, subject to some conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity incentive plans, including 329,973 shares reserved for future issuance under our equity incentive plans. Once we register and issue these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our management will have broad discretion over the use of our cash reserves, if any, and might not apply this cash in ways that increase the value of your investment.

Our management will have broad discretion to use our cash reserves, if any, and you will be relying on the judgment of our management regarding the application of this cash. Our management might not apply our cash in ways that increase the value of your investment. We expect to use our cash reserves for capital expenditures, including capital expenditures related to the expansion of our manufacturing capacity in Michigan, working capital, and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

• authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

• limiting the liability of, and providing indemnification to, our directors and officers;

• limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

• requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

• controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

• providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

• establishing a classified board of directors so that not all members of our board are elected at one time;

• limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; and

• providing that directors may be removed by stockholders only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

From the period beginning July 1, 2009 through September 30, 2009, we have granted stock options to purchase an aggregate of 350,000 shares of our common stock, with exercise prices of $10.00 per share, to employees and directors pursuant to our 2001 stock incentive plan. An aggregate of 34,319 shares have been issued upon the exercise of stock options issued under our 2001 stock incentive plan, at a weighted-average exercise price of $1.35 per share, for an aggregate consideration of $46,365 as of September 30, 2009.  The securities described in this paragraph were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.

We issued an aggregate of 49,210 shares of our common stock on September 28 and 30, 2009 to Gold Hill Venture Lending 03, LP and SVB Financial Group upon the exercise of warrants at an exercise price of $3.37 per share.  These warrants were exercised on a “cashless” basis, as an aggregate of 10,120 of the shares subject to such warrants, representing aggregate consideration of $165,888, were forfeited as payment for the shares issued.  The shares issued upon exercise of such warrants were issued in reliance on the exemption provided by Section 4(2) of the Securities Act, and the recipients of such shares represented their intentions to acquire the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof.

All securities described in this subsection (a) of this Item are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

(b) Use of Proceeds from Public Offering of Common Stock

On September 29, 2009, we closed our IPO, in which 32,407,576 shares of common stock were sold at a price to the public of $13.50 per share. We sold 31,727,075 shares of our common stock in the offering and selling stockholders sold 680,501 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $437.5 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-152871), which was declared effective by the SEC on September 23, 2009, and a registration statement on Form S-1 (File No. 333-162090) filed pursuant to Rule 424(b) of the Securities Act.. The offering commenced as of September 23, 2009 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. Incorporated and Goldman, Sachs, & Co. acted as co-representatives of the underwriters. We raised approximately $391.3 million in net proceeds after deducting underwriting discounts and commissions of $30.0 million and other estimated offering costs of $7.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).  From the effective date of the registration statement through September 30, 2009, we used approximately $0.8 million of the net proceeds to repay a note payable with a vendor for consulting services performed.  We have invested the remainder of the funds in a registered money market fund.

Item 4. Submission of Matters to a Vote of Security Holders

Effective July 16, 2009, our stockholders approved by written consent pursuant to Section 228 of the Delaware General Corporate Law, or Section 228, the filing of a twelfth amended and restated certificate of incorporation.  Holders of (a) more than 66 2/3% of our then outstanding redeemable convertible preferred stock, on an as-converted to common stock basis, (b) more than 66 2/3% of our then outstanding series F convertible preferred stock and (c) a majority of our then outstanding shares of capital stock, on an as-converted to common stock basis, approved the foregoing matter.

Effective September 8, 2009, our stockholders approved by written consent pursuant to Section 228 the filing of a thirteenth amended and restated certificate of incorporation.  Holders of (a) more than 66 2/3% of our then outstanding redeemable convertible preferred stock, on an as-converted basis, (b) more than 68% of our then outstanding series E convertible preferred stock and (c) a majority of our then outstanding shares of capital stock, on an as-converted to common stock basis, approved the foregoing matter.

Effective September 8, 2009, in connection with our IPO, our stockholders approved by written consent pursuant to Section 228 (i)  the filing, following the closing of our IPO, of a restated certificate of incorporation, (ii) our 2009 stock incentive plan, (iii) the sales of shares by the selling stockholders in our IPO and (iv) the adoption and ratification of all actions taken and things done by our incorporators, stockholders, directors and officers, including without limitation all elections of officers and directors.  Holders of (a) more than 66 2/3% of our then outstanding redeemable convertible preferred stock, (b) more than 66 2/3% of the holders of registered securities under the seventh amended and restated investor rights agreement among us and certain of our stockholders and (c) a majority of our then outstanding shares of capital stock, on an as-converted to common stock basis, approved the foregoing matters.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A123 SYSTEMS, INC.

Date: November 10, 2009	By:	/s/ David P. Vieau
David P. Vieau
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2009	By:	/s/ Michael Rubino
Michael Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1 +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

+

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.