Form 10-K
period 2009-12-31
A123 SYSTEMS, INC.
filed 2010-03-15
CIK 1167178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33463

A123 Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3583876 (I.R.S. Employer Identification No.)
A123 Systems, Inc. Arsenal on the Charles 321 Arsenal Street Watertown, Massachusetts (Address of principal executive offices)	02472 (Zip Code)

617-778-5700
(Registrant's telephone number, including area code)

         Securities issued pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001	NASDAQ Global Market

         Securities issued pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market on March 11, 2010 was $1,650,509,342. The registrant has provided this information as of March 11, 2010 because its common equity was not publicly-traded as of the last business day of its most recently completed second fiscal quarter.

         Number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of March 11, 2010: 103,805,619.

Documents incorporated by reference:

         None

A123 Systems, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

EX-10.25 Lease Agreement, dated December 4, 2009, between Welsh Romulus, LLC, BPE Exchange, LLC, and BPW Exchange, LLC and the Registrant.

EX-10.26 Third Amendment, dated December 28, 2009, to the Lease between President and Fellows of Harvard College and the Registrant, dated June 1, 2004.

EX-10.27 Grant and Cooperative Agreement dated December 4, 2009 by and between the U.S. Department of Energy and the Registrant.

EX-21.1 Subsidiaries of the Registrant

EX-31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

EX-31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

EX-32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

EX-32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

NOTE ABOUT FORWARD LOOKING STATEMENTS

        Certain statements in this report contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled "Risk Factors," set forth in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1.    Business.

Overview

        We design, develop, manufacture and sell advanced, rechargeable lithium-ion batteries and battery systems. We believe that lithium-ion batteries will play an increasingly important role in facilitating a shift toward cleaner forms of energy. Using our innovative approach to materials science and battery engineering and our systems integration and manufacturing capabilities, we have developed a broad family of high-power lithium-ion batteries and battery systems. This family of products, combined with our strategic partner relationships in the transportation, electric grid services and consumer markets, positions us well to address these markets for next-generation energy storage solutions.

        In our largest target market, the transportation industry, we are working with major global automotive manufacturers and tier 1 suppliers to develop batteries and battery systems for hybrid electric vehicles, or HEVs, plug-in hybrid electric vehicles, or PHEVs and electric vehicles, or EVs. For example, we are designing and developing batteries and battery systems for BMW, Chrysler, Fisker, GM, SAIC, Delphi, Better Place and Renault for multiple passenger vehicle models.

        We are also implementing our battery technology for use in heavy-duty vehicles. We are engaged in design and development activities with multiple heavy-duty vehicle manufacturers and tier 1 suppliers regarding their HEV and EV development efforts for trucks and buses, and we have been selected to co-develop battery systems for several of them. For example, pursuant to our supply agreement with Magna Steyr, we are providing batteries for use in battery systems developed by Magna Steyr for deployment in the Volvo 7700 Hybrid bus. In addition, we have a development and supply agreement with BAE Systems, pursuant to which we are in volume production for battery systems for BAE Systems' Hybridrive propulsion system, which is currently being deployed in Daimler's Orion VII hybrid electric buses. We also have been selected to develop the battery system for an additional Daimler hybrid electric bus program.

        In addition to the development activities described above, we are bidding for programs with several other vehicle manufacturers to develop and/or supply batteries and battery systems for HEVs, PHEVs and EVs.

        Our cylindrical batteries are in volume production and are commercially available for use in automotive and heavy duty vehicles. Our next generation cylindrical batteries and our prismatic batteries are either in development or in prototype production and testing and have not yet been deployed by passenger vehicle manufacturers in commercial production vehicles. Our batteries for the transportation market have been commercially deployed in our Hymotion L5 battery range extender module and in both the Daimler Orion VII and Volvo 7700 hybrid buses.

        We are also developing battery systems that we believe will improve the reliability of the electric power grid. We are working with AES to engineer, manufacture and install multi-megawatt battery systems, called Smart Grid Stabilization Systems, or SGSS, that provide electric and ancillary services such as standby reserve capacity and frequency regulation services. Our products provide standby reserve capacity, by delivering power quickly in order to offset supply shortages caused by generator or transmission outages, and frequency regulation, by regulating the minute-to-minute frequency fluctuations in the grid that are caused by changes in supply and demand. The first of the AES systems, a two megawatt system housed in a 53-foot trailer, is installed at an AES facility in California, and we have shipped additional units for AES, totaling 16 megawatts that have been installed and commissioned at AES Gener's Los Andes substation in the Atacama Desert in Chile. This frequency regulation and spinning reserve project is expected to help improve the reliability of the electric grid in Northern Chile. AES Gener will receive payment for its full output capacity by selling directly to the electric grid. In addition, in September 2009, we entered into a purchase order agreement with Edison Material Company, a Southern California Edison Company, or SCE, for the purchase of two SGSS units, which we have delivered to a testing facility in California for use in a pilot program.

        We are also focusing on the consumer market. We first commercialized our battery technologies for use in cordless power tools. Since 2006, we have supplied batteries to Black & Decker, a leading producer of power tools. Our batteries are used in Black & Decker's 36, 18, and 14.4 volt power tool lines. We also have agreements with The Gillette Company, a wholly-owned subsidiary of The Procter & Gamble Company, to supply Gillette with materials and technology for use in their consumer products. In October 2009, we entered into a Supply and License Agreement with Tianjin Lishen Battery Joint-Stock Co. Ltd., or Lishen, under which Lishen licenses our proprietary manufacturing process and cell design for the 18650 cells on a non-exclusive basis for a three-year term. Under the terms of the agreement, Lishen must purchase from us all of the cathode materials required to produce the 18650 cells and can produce these cells only for designated consumer applications.

        During 2007, 2008 and 2009, 7%, 19% and 59% of our product revenue was derived from sales in the transportation market, 0%, 5% and 15% was derived from sales in the electric grid market, and 93%, 76% and 26% was derived from sales in the consumer market, respectively.

        Our proprietary technology includes nanoscale materials initially developed at and exclusively licensed from the Massachusetts Institute of Technology. We are developing new generations of this core Nanophosphate technology, as well as other battery technologies, to achieve additional performance improvements and to expand the range of applications for our batteries. For example, we developed an ultra high power battery for Mercedes-Benz HighPerformanceEngines for use by the Vodafone McLaren Mercedes team that provides more than ten times the W/kg as compared to a standard Prius battery.

        Our research and development team comprises over 200 employees and has significant expertise in battery materials science, process engineering and battery-package engineering, as well as battery system design and integration. We own or exclusively license 48 issued patents and more than 225 pending patents in the United States and internationally.

        We intend to take advantage of U.S. government programs established to stimulate the economy and increase domestic investment in the battery industry. In February 2009, the U.S. government approved a stimulus program under the American Recovery and Reinvestment Act, or ARRA, which includes $2 billion of grants under the Department of Energy, or DOE, Battery Initiative for the development of advanced batteries and electric drive components. In December 2009, we entered into an agreement with the DOE related to the terms and conditions of a $249.1 million grant under the DOE Battery Initiative to fund the construction of new lithium-ion battery manufacturing facilities in Michigan. The agreement requires us to spend one dollar of our own funds for every incentive dollar we receive and provides for other terms and conditions. Through December 31, 2009, we have incurred allowable costs entitling us to receive $6.1 million in reimbursements which we have reported to DOE.

        We have also applied for direct loans under the DOE's $25 billion Advanced Technology Vehicles Manufacturing Loan Program, or the ATVM Program, to support our manufacturing expansion. Based on the amount of our grant award under the DOE Battery Initiative and the guidelines associated with the ATVM Program, we believe we will be permitted to borrow up to $233 million under the ATVM Program. We will be required to spend one dollar of our own funds for every four dollars we borrow under the ATVM Program. The timing and the amount of any loan we may receive under the ATVM Program are currently in negotiation with the federal government, and therefore subject to change.

        The State of Michigan has awarded us a $10.0 million grant as an incentive to establish a lithium-ion battery manufacturing plant. We received $3.0 million of the $10.0 million grant in March 2009, with the remainder to be paid based on the achievement of certain milestones in our facility development. We have used $2.2 million of these funds and intend to continue to use these funds to support the expansion of our facility in Livonia, Michigan.

        In October 2009, we entered into a High-Tech Credit agreement with the Michigan Economic Growth Authority, or MEGA, pursuant to which we are eligible for a 15-year tax credit, beginning with the 2011 fiscal year or 2010 fiscal year if we elect. This credit has an estimated value of up to $25.3 million, depending on the number of jobs we create in Michigan. In November 2009, we entered into a Cell Manufacturing Credit agreement with MEGA pursuant to which we are eligible for a credit equal to 50% of our capital investment expenses commencing January 2009, up to a maximum of $100 million over a four-year period related to the construction of our integrated battery cell manufacturing plant. The credit shall not exceed $25 million per year beginning with the tax year of 2012. The credit may be claimed under the Michigan Business Tax, or MBT, Act which states that an election may be made on each year's MBT return where the credit is claimed, to either have the amount of the credit that exceeds the respective year's MBT liability to be refunded or carried forward for ten years. We are required to create 300 jobs no later than December 31, 2016 in order to receive the refundable tax credit. The tax credit is subject to a repayment provision in the event we relocate 51% or more of the 300 jobs outside of the State of Michigan within three years after the last year we received the tax credit. Through December 31, 2009, we have incurred expenses of $12.7 million related to the construction of our facility, and we are expecting to receive approximately $6.3 million in refundable tax credits related to these expenses.

        The State of Michigan has also offered us a low interest forgivable loan of up to $4.0 million effective August 2009 with the objective of conducting advance vehicle technology operations to promote and enhance job creation within the State of Michigan. To receive advances from the loan, we are required to achieve certain key milestones related to the development of our manufacturing facility. If we create 350 full time jobs by August 2012, this milestone will trigger complete forgiveness of the debt. As of December 31, 2009, we have not received advances under this loan.

        In December 2009, the State of Michigan offered us a $2.0 million grant to develop and improve the quality of application of energy efficient technologies and to create or expand the market for such technologies. We are required to demonstrate a smart grid stabilization system combined with renewable power sources such as solar and wind that will help power our Livonia plant to produce the batteries that will electrify transportation and stabilize the grid. We have received an initial advance of $0.9 million, and we will receive the remainder upon expending 90% of the initial advance. In addition, we entered into an agreement with the City of Livonia which provides us a complete exemption from personal property taxes incurred in Livonia, on all new personal property during the exemption period commencing on December 31, 2009. The exemption will continue through December 31, 2023 provided we invest at least $24.0 million in personal property and create or locate 350 new jobs in the eligible district.

        We are seeking other incentives from the State of Michigan, including designation of our site selection as a "Renaissance Zone", which would provide potential tax benefits over a 15-year period if approved.

        We perform most of our manufacturing at our facilities using our proprietary, high-volume process technologies. Our internal manufacturing operations allow us to directly control product quality and minimize the risks associated with disclosing proprietary technology to outside parties during production. We control every stage in the manufacture of our products except for the final assembly of one battery model and certain battery systems. Over the past several years, we have developed high-volume production expertise and replicable manufacturing processes that we believe we can scale to meet increasing demands for our products. Our manufacturing processes can be modified to manufacture battery products for different applications and can be replicated to meet increasing customer demands. As of December 31, 2009, our annual manufacturing capacity was approximately 169.3 million watt hours. We have over 700,000 square feet of manufacturing facilities in China, Korea, Livonia, Michigan, Romulus, Michigan and Hopkinton, Massachusetts where we produce or intend to produce batteries and battery systems. As of December 31, 2009, approximately 350,000 square feet are available for active manufacturing use. In conjunction with receiving federal and state incentive funding, we are currently expanding our domestic battery manufacturing capacity. This expansion would complement our existing manufacturing facilities in Asia.

        We were incorporated in 2001. We began selling our first products commercially in the first quarter of 2006. We have approximately 1,600 employees worldwide. Since inception through December 31, 2009, we have generated $236.3 million in revenue consisting of $193.9 million in product revenue and $42.4 million in research and development revenue. Since inception through December 31, 2009, we have shipped 163.4 million watt hours, or Wh. Our revenue has grown from $41.3 million for the year ended December 31, 2007 to $68.5 million for the year ended December 31, 2008 and to $91.0 million for year ended December 31, 2009. We experienced net losses of $31.0 million, $80.5 million and $86.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Watt Hours Operating Metric

        We measure our product shipments in Wh, which refers to the aggregate amount of energy that could be delivered in a single complete discharge by a battery. We calculate Wh for each of our battery models by multiplying the battery's amp hour, or Ah, storage capacity by the battery's voltage rating. For example, our 26650 battery is a 2.3 Ah battery that operates at 3.3 V, resulting in a 7.6 Wh rating. We determine a battery's Ah storage capacity at a specific discharge rate and a specific depth of discharge. We do this by charging the battery to its top voltage and by discharging it to zero capacity (2 volt charge level). The Wh metric allows us and our investors to measure our manufacturing capacity and shipments, regardless of battery voltages and Ah specifications, utilizing a uniform and consistent metric.

Industry Background

        The world economy is undergoing a transformation driven by rising demands for high-output, fuel-efficient energy solutions that are less harmful to the environment. Global economic growth, geo-political conflict in oil-producing regions and escalating exploration and production costs are increasing market demand for innovative energy alternatives that can help reduce dependence on oil.

Meanwhile, heightened concerns about global warming and climate change are giving rise to stricter environmental standards and stronger regulatory support for energy sources that are not harmful to the environment. As a result, clean energy technologies are experiencing increasing popularity and greater adoption which is fueling continued innovation and improving the economic viability of such technologies. We believe these clean energy trends are contributing to a growing demand for advanced battery technologies in end markets such as transportation, electric grid services and consumer.

  Transportation

        We believe consumers are shifting away from conventional gasoline engines to HEVs, PHEVs and EVs because of the high prices of conventional fuel, greater awareness of environmental issues and government regulation. These vehicles offer improved gas mileage and reduced carbon emissions, and may ultimately provide a vehicle alternative that eliminates the need for conventional gasoline engines. Industry experts project that by 2020, almost half of U.S. vehicles will require some form of battery technology to meet new Corporate Average Fuel Economy, or CAFÉ, regulatory standards. President Obama has announced new national standards to cut emissions and increase gas mileage, mandating that U.S. passenger vehicles and light trucks must average 35.5 miles per gallon by 2016. In addition, governments continue to implement economic incentives related to fuel efficiency. For example, in February 2009, the U.S. government enacted ARRA, which, among other things, provides for a tax credit of between $2,500 and $7,500 for the purchase of plug-in electric vehicles depending on the battery capacity, and the Department of Energy announced a $300 million grant program to provide funding for cost-shared projects that expand the use of alternate fueled vehicles and advanced technology vehicles, including the installation of after-market equipment necessary to support them.

        On a cost per mile driven basis, electricity is on average a more economical source of energy than gasoline. However, electricity has not been the most economic energy source for vehicle powertrains due to the cost, power and energy storage limitations of the conventional battery technologies used to deliver the electric power. With the advancement of battery technologies, the use of battery systems to deliver energy to hybrid powertrains is becoming more economically viable. We believe this trend will lead to increased adoption of HEVs, PHEVs and EVs and, as a result, create significant opportunities for battery suppliers with the necessary technology, experience and manufacturing capabilities to develop high performance batteries. We expect that if consumers begin realizing more immediate cost savings by switching away from gasoline powered vehicles to hybrid vehicles, the resulting increased adoption of HEVs, PHEVs and EVs will significantly contribute to the growth of the next-generation battery market.

        Similar industry dynamics are creating a demand for new battery technology applications in the heavy-duty transportation market, particularly in buses, trucks and other industrial vehicles. The higher fuel consumption rate of these large vehicles makes the potential fuel cost savings derived from the use of batteries even greater. Several government authorities and corporations are evaluating battery technologies for their large fleets of heavy-duty vehicles. For example, the City of London has announced plans to convert its fleet of buses to HEVs, with a goal that by 2012 all new buses entering the fleet will be HEVs.

  Electric Grid Services

        Applications in the electric grid market present another significant opportunity for the use of advanced battery systems. Performance and reliability are essential to electric transmission and distribution grids. To preserve electric grid integrity, grid operators often need to call on resources to provide critical ancillary services such as standby reserve capacity and frequency regulation services. Resources required for standby reserve capacity services must ramp up and down quickly to offset sudden, short-term generator or transmission line outages. Resources for frequency regulation services are called upon to adjust for minute-to-minute frequency fluctuations in the grid due to demand and supply changes. Traditionally, these grid services are provided by running select power plants on the grid below their full load capability so they can be called on and ramped up quickly as needed. Advanced batteries capable of providing rapid charge and discharge cycles as well as high power over a long period may cost effectively provide standby reserve capacity and frequency regulation services. Through the use of batteries, the portion of power plant capacity normally reserved for ancillary services to provide standby reserve capacity and frequency regulation can be freed up to operate at full capacity and produce more electricity and associated revenue.

        We believe the escalating demand for renewable energy technologies will serve as an additional catalyst for the adoption of advanced batteries in electric grid applications. Wind and solar energy facilities are expected to be important sources of new electricity generation in the future. However, wind and solar are intermittent power sources that are often not well suited to support the grid and put additional demands on grid stabilization. Advanced batteries can be used to supplement these new generation technologies by providing regulation services and excess energy storage during periods of high transmission line usage or low customer demand.

        The ARRA provides for $4.5 billion in direct spending on the U.S. electric grid, including funds to modernize the grid with so-called "Smart Grid" technologies, which are intended to stimulate investment by utilities in a smarter, more efficient grid and cleaner, renewable electricity generation technology. Emerging Smart Grid practices and technologies, such as the deployment and integration of advanced energy storage technologies, are designed to modernize the electric power grid. We believe utility companies that benefit from the ARRA's Smart Grid initiative will increase spending on advanced batteries and battery systems.

  Consumer

        Consumer applications represent another attractive market for advanced batteries. There are two types of batteries for consumer applications: high-energy batteries and high-power batteries. High-energy batteries are designed to store large amounts of energy for long periods, but are not required to release this energy at a high rate. These batteries are used in certain portable consumer electronics such as laptop computers, PDAs and cell phones, which require gradual, consistent delivery of energy in low-power form. High-power batteries, on the other hand, are designed not only to store large amounts of energy, but also to deliver it at a very high rate, or in high-power form. While the battery market for high energy, low-power portable consumer products is mature and well supplied by several vendors, a market opportunity exists for advanced batteries that can deliver high-power in a light-weight and portable package.

        High-power batteries can transform appliances, tools and equipment traditionally powered from electric outlets into more convenient, portable devices. These batteries are currently being used in cordless power tools with additional potential applications in home appliances and commercial cleaning equipment. Consumers in these initial applications continue to demand high-power batteries for portable applications that are smaller, lighter and longer lasting than those currently used. In addition, with escalating environmental concerns around battery disposal, the market is also increasingly focused on replacing the battery technologies which utilize toxic metals such as nickel or lead. High-power batteries may also replace small internal combustion engines that power widely available lawn and garden equipment such as hedge trimmers or lawn mowers, possibly providing size and weight advantages, eliminating the need for expensive fuel, reducing hydrocarbon emissions and reducing noise.

  Challenges in Battery and Battery System Design

        The performance and specific characteristics of rechargeable batteries depend on the properties of their materials, the design of the batteries and the battery systems and the manufacturing process.

Providers of rechargeable batteries face a number of challenges in addressing the requirements of transportation, electric grid services and consumer applications:

  •
  Delivery of sufficient power for target applications.  A battery must be able to deliver the electrical power required by the application. Electrical power, measured in watts, is the rate at which electrical energy is delivered. Having adequate power is particularly important in applications such as EVs, where acceleration is an essential component of performance.

  •
  Ability to operate for sufficient duration between charges.  A battery can provide a certain total amount of electrical energy to the application. Energy is the product of power and time, measured in watt hours. Batteries with higher energy can function for longer periods when used at a certain power than those of lower energy. Thus, in PHEV and EV applications, the energy of the battery determines the automobile's mileage range while it is running only on electricity.

  •
  Delivery of sufficient energy at high power.  The total energy that a battery can deliver also depends on the power requirements of the application being addressed. When a battery is used at higher power, the usable energy of the battery is less than it is at lower power. Battery types vary widely in the amount of energy that can be delivered when the battery is used at high power.

  •
  Ability to operate safely.  Safety is a primary concern for batteries used in consumer products, transportation vehicles and electric grid applications. For example, battery types differ in their susceptibility to thermal runaway, which is the internal generation of significant heat leading to battery damage and potential combustion.

  •
  Sufficient cycle and calendar life.  The cycle life of a battery is the number of times it can be recharged without significantly reducing its ability to accept a charge. The calendar life is the total time in service before the battery can no longer deliver the energy or power required by the application.

  •
  Ability to be rapidly charged.  Batteries differ in the time required to charge before use or in their ability to be partially-charged using a high power pulse. For example, HEVs require a battery that can be charged quickly in order to take advantage of the energy savings provided by regenerative braking.

  •
  Minimizing size and weight while delivering sufficient power and energy.  Size and weight are critical considerations for many battery applications, including automobiles and power tools. For a specific application, batteries with higher energy and power per unit of size and weight can be made smaller and lighter. This is especially important for portable and transportation applications.

  •
  Maintenance of charge when stored.  All batteries experience some self discharge, which is a slow loss of energy from the battery during storage. The rate of self discharge may be affected by battery chemistry, battery design or manufacturing quality. Self discharge tends to occur more rapidly when batteries are stored at high temperatures.

  •
  Power and energy degradation over life.  Batteries will lose some of their ability to deliver power and store energy throughout their normal usage life. The degradation typically increases with repeated charge and discharge and if the battery is exposed to high temperatures. The rate of power and energy degradation can determine the cycle life or calendar life of the battery.

  •
  Delivering maximum performance for the lowest cost.  Batteries are typically evaluated based on their performance in relation to their cost. The cost of raw materials and components and the battery's design are key factors affecting this evaluation. Other attributes such as manufacturing efficiency, battery system design and electronic control circuitry can also impact a battery system's cost.

  •
  Availability of raw materials.  For applications such as transportation and electric grid services, if widespread adoption occurs, the large expected volume will require batteries based on raw materials that are in abundant, readily available supply.

  •
  Requirements for environmentally-friendly disposal.  Nickel-cadmium and lead-acid rechargeable batteries contain toxic metals that raise environmental concerns in disposal. Consumer awareness and government regulations are contributing to the need for rechargeable batteries that contain materials that can be disposed of with the least harmful impact on the environment.

        The most prevalent battery technologies currently available that address the transportation, electric grid services or consumer markets include:

  •
  Lead-acid batteries.  Lead acid is one of the oldest and most developed battery technologies. It is an inexpensive and popular storage choice that is generally reliable and relatively simple to manufacture. Most automobile manufacturers use lead acid in automotive starter batteries. Lead-acid batteries have also traditionally been used in electric grid services applications. However, lead-acid batteries are heavier per unit of stored energy than some other battery technologies and are therefore not practical for use in many consumer applications. They also have long charge times and low power output for their mass. In addition, lead can be hazardous to the environment.

  •
  Nickel-based batteries.  Nickel-based batteries come in two main forms: nickel cadmium, or NiCd, and nickel metal hydride, or NiMH. NiCd batteries are inexpensive and durable and have high power, making them suitable for consumer applications. However, cadmium metal is toxic and can cause several acute and chronic health effects in humans and NiCd batteries are hazardous to the environment. NiMH batteries, which provide a less toxic alternative to NiCd, have greater energy than lead-acid batteries and have been used in automotive applications, such as the Toyota Prius HEV model. Some NiMH batteries are light and have a fast charge rate, which makes them appropriate for use in portable products. However, NiMH batteries lack the energy density to make them practical for many PHEV and EV applications.

  •
  Conventional Lithium-ion Technologies.  Lithium-ion batteries have higher energy density than lead-acid, NiCd or NiMH batteries and can be made smaller and lighter than these batteries. After their commercial introduction in the early 1990s, lithium-ion batteries were adopted quickly for small portable electronics applications such as cell phones and laptop computers. However, until recently, lithium-ion technology was not widely used other than for small portable device applications due to limitations on their power, safety and life. Furthermore, the world's supply of cobalt, a metal used in most conventional lithium-ion batteries, is more limited than the supply of other metals used in advanced lithium-ion batteries.

  •
  Advanced Lithium-ion Batteries.  In the late 1990s, a new generation of lithium-ion chemistries capable of delivering improved performance emerged. Some of these technologies offered greater power. Other technologies introduced improvements in safety and battery life relative to conventional lithium-ion batteries. In addition, the development of lithium-ion polymer technology, utilizing modified chemistries and manufacturing methods, allowed a range of flat, or prismatic, battery shapes to be manufactured. However, existing limitations in the areas of safety and life prevented the widespread use of lithium-ion in large, high-power applications. Though some advanced lithium-ion batteries are safer than conventional lithium-ion, protective measures to prevent overcharge-related safety issues remain necessary. Furthermore, battery systems such as those being developed for HEV, PHEV and EV powertrains require not only higher levels of power and/or energy, but also the ability to function over a wide range of temperatures and a longer calendar life. For example, portable electronic devices only require about 300 to 400 recharge cycles and a calendar life of about three years, whereas typical vehicle applications require several hundred thousand shallow recharge cycles for HEV applications and several thousand deep cycles for PHEV and EV applications, with a calendar life of approximately ten years.

  •
  Other Technologies.  Other technologies such as ultra capacitors and fuel cells have been considered as potential alternatives to batteries. Ultra capacitors are energy storage devices that deliver high power and have a long cycle and calendar life. However, they lack sufficient energy density to meet the needs of most battery applications. Fuel cells generate energy locally by consuming a fuel, usually hydrogen. Fuel cell systems currently offer similar energy density to advanced lithium-ion batteries, and may eventually be capable of greater energy density, but fuel cell systems typically have lower power and shorter calendar life. Moreover, hydrogen must be replenished after use, is difficult to store and distribute, and is currently produced in energy-inefficient ways.

Our Solution

        We believe our batteries and battery systems overcome the limitations of other currently available lithium-ion formulations and non-lithium-ion battery technologies. Our solution is based on proprietary Nanophosphate chemistry originally developed by one of our founders, along with others, at the Massachusetts Institute of Technology and exclusively licensed to us. We continue to innovate our battery chemistry by improving our existing Nanophosphate chemistry and exploring new material chemistries. Our battery chemistry is supplemented with innovative battery designs as well as systems and pack technologies that increase the performance and scalability of battery systems used for high-power applications. As a result, while other battery technologies offer competitive performance in some metrics, we believe our batteries and battery systems deliver superior performance by combining the following key characteristics:

  •
  High power.  Our proprietary battery chemistry and design enable high electric power comparable to that available from ultra capacitor technology. For example, we developed an ultra high power battery for Mercedes-Benz HighPerformanceEngines for use by the Vodafone McLaren Mercedes team that delivers more than ten times the W/kg as compared to the power delivered by the battery used in a standard Prius.

  •
  High useable energy.  Because our batteries maintain high power over a wide range of charge levels, our batteries provide more useable energy for a given size than many batteries based on other chemistries.

  •
  Improved safety.  Our batteries are more resistant than conventional and other advanced lithium-ion batteries to failures such as fire and explosion under certain conditions, including overcharge, overheating and physical damage.

  •
  Long cycle and calendar life.  Our batteries are designed to retain their power and energy over thousands of recharge cycles and for up to ten years of calendar life, allowing them to meet or exceed customer requirements in our target markets.

  •
  Fast charge capability.  Our proprietary battery chemistry and design enable some of our batteries to reach 90% charge from a fully discharged state in as few as six minutes.

  •
  Reduced size and weight.  The high power and high usable energy exhibited by our batteries allow us to design smaller and lighter battery systems using fewer batteries to meet an application's power and energy needs. In addition, our stable battery chemistry reduces the need for control electronics that add to the battery system's size and weight.

  •
  Low power degradation over life.  Our batteries lose less storage capacity than many competing batteries after repeated charging and exposure to high operating temperatures. As a result, we have to add less excess capacity to our battery systems in order to account for power degradation over calendar life and still meet minimum end-of-life power requirements.

  •
  Compelling balance of cost and performance.  Our batteries are cost efficient in multiple areas. Lithium and other key materials used in our batteries are in readily available supply. The stability of our Nanophosphate chemistry can require less complex and hence cheaper control circuits at the system level compared to those used in other lithium-ion batteries. Furthermore, our batteries' higher power and energy density and lower power degradation can result in deployment of fewer batteries to meet specified application requirements.

  •
  Environmental benefits.  Unlike many other batteries, the active materials in our Nanophosphate batteries do not contain nickel or manganese compounds which are classified as toxic by the EPA in the Toxics Release Inventory. In addition, at the end of their useful life for a particular application, it may be possible to re-purpose our batteries for other applications, which maximizes the use of raw materials and resources. In addition, a significant portion of our battery's materials can be recycled when the battery is no longer in use.

Our Competitive Strengths

        We believe the following combination of capabilities distinguishes us from our competitors and positions us to compete effectively and benefit from the expected growth in the advanced energy storage market:

  •
  Materials science and development expertise.  Our proprietary materials formulations and coating techniques allow us to adjust the characteristics of our battery components to meet different energy and power requirements across our many applications. For example, we have developed new battery components that operate in temperature environments ranging from -30°C to over 60°C. Our core materials science has been successfully taken from the research laboratory to the mass market, where it has been validated in high-volume production. We plan to continue to commercialize products based on our core materials and to explore a variety of next generation chemistries that are intended to provide even higher energy and power combinations without sacrificing battery safety or life.

  •
  Battery design capabilities.  We have been an innovator in the packaging of lithium-ion batteries. For example, we believe we were the world's first mass producer of cylindrical, aluminum, laser-welded packaged batteries. Prior to this development, most cylindrical batteries used crimped steel cans and internal mechanical designs that are heavier, have more difficulty delivering high currents, and are more permeable to humidity than our design. These capabilities allow us to introduce optimal packages in various forms and sizes designed to deliver our technology into many different applications. Over the past 18 months, we have introduced and/or are developing several new cylindrical battery models for diverse applications as well as several new prismatic, or flat rectangular, battery models targeted at the transportation market. Prismatic batteries offer improved battery density and provide a higher ratio of electrically active surface area to volume, leading to improved overall power.

  •
  Battery systems engineering and integration expertise.  A battery system typically includes a battery management system, battery supervisory circuits, state of charge algorithms, thermal management and power electronics. We have developed systems engineering and integration expertise in all of these areas. These capabilities allow us to customize our batteries and deliver fully-integrated systems, which are necessary to compete successfully in certain end markets. In addition, our system integration expertise allows us to understand system level requirements and inform our chemistry development process. It also provides us with the necessary expertise to partner with leading system integrators, understand their design requirements and assist them in developing solutions that take advantage of our battery products. We believe our system engineering capabilities accelerate the adoption of our technology across our target markets by reducing the development and integration efforts of our system integration partners and end customers. We have two groups with integration capabilities located in Hopkinton, Massachusetts (electric grid services and heavy duty transportation), and Novi, Michigan (passenger vehicles and our Hymotion PHEV modules).

  •
  Vertical integration from battery chemistry to battery system design services.  We provide a broad spectrum of highly customized solutions to our partners and customers. Our vertical integration from batteries to battery systems has allowed us to develop flexible technology modules at every step of battery development, including a patent-pending scalable prismatic battery system architecture that allows common modules to be configured according to varied transportation customer requirements. The ability to work with partners and customers across the design process provides us with a better understanding of customer needs and allows us to customize our modules and design steps to their specific requirements. This understanding of our customer needs often reduces our development time because we can address design requirements at the chemistry, battery or battery system levels. Furthermore, by managing each design step from battery to battery system, we can better protect our intellectual property.

  •
  Industry-leading partners in focused markets.  We work with leaders in each of our target markets, such as AES, BAE Systems, BMW, Chrysler, Daimler, Better Place, SAIC and Gillette. We have entered into agreements relating to joint design and development efforts with several major passenger vehicle manufacturers and tier 1 suppliers, including BMW for its HEV program and SAIC for its HEV and PHEV programs. We also continue to work with General Electric to draw on their research and technology development expertise in our target markets. We believe our experience with our development partners provides us with a significant research and development advantage, greater access to end customers, market credibility and additional avenues to secure supply contracts.

  •
  High-quality, volume manufacturing facilities and proprietary process technologies.  We have over 700,000 square feet of manufacturing facilities in China, Korea, Michigan and Massachusetts. As of December 31, 2009, approximately 350,000 square feet are available for active manufacturing use. Our internal manufacturing operations provide us with direct control over the quality of our products and improve the protection of our materials science, systems and production process intellectual property. In addition, we believe our manufacturing control allows us to rapidly modify and adapt standard equipment for our particular production requirements, thereby reducing our overall development time to market. Over the past several years, we have developed high-volume production expertise and replicable manufacturing processes that we believe we can scale to meet increasing demands for our products. We are compliant with ISO 9001:2000 certification and are pursuing TS16949 certification for 2010.

Our Strategy

        Our goal is to utilize our materials science expertise, our battery and battery systems engineering expertise and our manufacturing process technologies to provide advanced battery solutions. We intend to pursue the following strategies to attain this goal:

  •
  Pursue markets and customers where our technologies create a competitive advantage.  We will continue to focus our efforts in markets where customers place a premium on high-quality batteries, innovation and differentiated performance. We believe our battery technologies, our design and systems expertise and manufacturing processes, provide us with a competitive edge in enabling new battery applications that address challenging design constraints and demanding performance requirements.

  •
  Partner with industry leaders to adapt and commercialize our products to best meet the requirements of our target markets.  In each of our target markets, we have entered into joint development and supply agreements with industry-leading companies. These relationships provide us insight into the performance requirements of that market, allow us to share product development costs, and position our products to serve as a key strategic element for our partner's success. We intend to continue to pursue partnerships in our target markets to enhance our product offerings and to facilitate expansion into new geographies.

  •
  Actively pursue federal and state incentive funding for battery development, facility expansion and job creation.  We intend to take advantage of U.S. government and state programs established to increase domestic investment in the battery industry. To date, we have been awarded a $249.1 million grant under the DOE Battery Initiative and have applied for a federal loan of up to $233 million to support our manufacturing expansion in the United States. We have been awarded loans, tax and other credits from the State of Michigan. We are pursuing other funding opportunities in the State of Michigan as well as the Commonwealth of Massachusetts.

  •
  Expand our manufacturing capacity in the United States.  As we receive sufficient federal and state incentive funding and the actual and anticipated future demand for our products increases as expected, we plan to further expand our domestic battery manufacturing capacity. Our plan involves building vertically integrated manufacturing plants in the United States that encompass the full production process, including the manufacturing of our proprietary cathode powder, electrode coating, battery fabrication and the assembly of complete battery systems ready for vehicle integration.

  •
  Remain on the forefront of innovation and commercialization of new battery and system technologies.  We intend to continue to innovate in materials science and product design to enhance the benefits of our product offerings. This innovation will be derived from our internal research and development efforts, from our close development partnerships with our customers and from licensing or acquiring new technologies developed by third parties. We maintain relationships with top industry leaders, government labs and universities to advance research and to track promising developments and technologies.

  •
  Reduce costs through manufacturing improvements, supply chain efficiencies and innovation in materials.  We intend to lower our manufacturing costs by improving our manufacturing performance and lowering our materials cost. As we continue to grow, we are focused on increasing the yield in our manufacturing and improving our margins as production volumes increase. We also manage our working capital requirements in manufacturing through inventory management and additional supply chain efficiencies. In addition, we continuously evaluate how to improve our product offerings and lower costs through further materials innovation. We are actively developing new materials with properties we believe will allow us to build batteries that require fewer control and electronic components and enable our battery systems to maintain or improve performance at a lower cost.

Our Products

        Our current product offerings include batteries in various sizes and forms as well as packaged modules and fully-tested battery systems. The platform for battery and battery system development is our patented Nanophosphate material, which can be engineered to meet the strict requirements of a broad set of applications in our target markets.

  Batteries

        Our batteries based on our Nanophosphate technology for application development in the transportation, electric grid services and consumer markets, as summarized below:

Product	APR18650	ANR26650	AHR32113 Gen 1	AHR32113 Gen 2	Prismatic HEV	Prismatic APP72161227 PHEV/EV/E-REV
Nominal capacity* (Ah)	1.1 Ah	2.3 Ah	3.6 Ah	4.4 Ah	6 Ah	20Ah
Energy (Wh)	3.6 Wh	7.6 Wh	11.9 Wh	14.5 Wh	19.8 Wh	66 Wh
Power to energy ratio	Medium	High	Ultra High	Ultra High	Ultra High	Medium
Electrode type**	M1	M1	M1 Ultra	M1 Ultra	M1 Ultra	M1 HD
Status	Volume production	Volume production	Volume production	Prototype production	R&D prototype	Prototype production
Applications	Consumer and Professional Applications	Consumer and Professional, Hybrid Transit Buses, Electric Vehicles, Electric Grid Services	Hybrid Electric Vehicles, Hybrid Transit Buses and Heavy Duty Hybrid Electric Vehicles	Hybrid Electric Vehicles, Hybrid Transit Buses and Heavy Duty Hybrid Electric Vehicles	Hybrid Electric Vehicles, Hybrid Transit Buses and Heavy Duty Hybrid Electric Vehicles	Extended Range Electric Vehicles, Plug-In Hybrid and Electric Vehicles

*
The capacity of a battery is the amount of charge it can store, typically given in units of amp hours, or Ah.

**
We have developed several electrode technologies based on our Nanophosphate chemistry for our batteries depending on their application. M1 offers a combination of energy and power. M1 Ultra is designed for high power applications. M1 HD is designed for high energy applications.
  •
  APR18650. The APR18650 (18 mm in diameter, 65 mm in height) has a similar design as the ANR26650, but comes in a smaller, industry-standard package. This battery is currently used in DeWalt's 18V Nano line of power tools. We are producing this battery through partnerships with third-party suppliers rather than building our own production capacity.

  •
  ANR26650.  We originally developed the ANR26650 (26 mm in diameter, 65 mm in height) for DeWalt's 36V series of professional power tools. This battery offers a combination of power and energy that allows it to be used in a diverse set of applications, including power tools, BAE Systems' Hybridrive system for the Daimler Orion VII hybrid-electric bus and AES's Smart Grid Stabilization Systems.

  •
  AHR32113.  The AHR32113 (32 mm in diameter, 113 mm in height) is designed for high-power HEV applications and to offer significantly higher power than our consumer batteries. The AHR32113 is designed to address markets where power is the main requirement and where cost per unit of power is the key metric. This battery is currently in production for hybrid systems produced by Magna Steyr. We have developed a new version of the AHR32113, Gen 2. This latest generation has increased both capacity and power while simultaneously reducing cost. The design was further optimized for high volume manufacturing and is currently in late stage validation. The Gen 2 has been sourced for HEV vehicle programs including those produced by BMW, Magna Steyr and Delphi for SAIC.

  •
  APP72161227.  The APP72161277 (7.2 mm thick, 161 mm wide, 227 mm in height) is designed for high-power PHEV and EV applications. Our 20Ah building block for PHEV and EV applications is currently in low-volume manufacturing. This prismatic cell is an Advanced high power, safe and long-life lithium-ion energy storage solution for next-generation applications and will be used in the Fisker Karma PHEV.

  Battery Systems

        Our energy solutions group offers a variety of fully packaged systems as well as sub-module building blocks for battery system development. Our development of integrated systems includes not only the packaging of our batteries, but also power electronics, safety systems, thermal management, testing, production and qualification. We design standard systems as well as custom systems using a modular design based on standard building blocks. We manufacture a variety of battery systems, in which batteries are connected in various configurations to meet the design requirements of specific applications. The following are examples of a modular building block based on our 32113 HEV cylindrical cells and various module designs using our scalable 20Ah prismatic cells.

        Our prismatic battery system's design allows for various battery configurations, providing pack design versatility for the automotive market. This design reduces retooling time when reconfiguring our assembly lines for different customers. Our battery systems are highly engineered to incorporate safety and control features that extend life and improve performance. Module-level fusing, temperature sensing and other safety controls provide additional containment safeguards to isolate and protect against cell-level failure. Active overvoltage protection provides monitoring and balancing of individual series elements to protect cells from abuse and to extend life. These battery systems are designed to accommodate either liquid or air-cooled thermal management systems, and have mechanical structures designed to withstand the harsh vibration and mechanical shock environment of automotive applications.

        Current product offerings include the following:

  •
  BAE Systems Energy Storage Solution.  We produce an energy storage solution for BAE Systems' HybriDrive drive train for the Daimler Orion VII hybrid-electric bus. This 180 kW system incorporates our ANR26650 batteries into sub-modules that include a redundant, fault-tolerant design. Air-cooled with safety systems designed in, this energy storage solution reached volume production in 2008 as a replacement for a lead-acid solution that weighs approximately three times as much as our solution, with half the expected life.

  •
  Hymotion L5 Battery Range Extender Module.  Through our Hymotion brand, we offer an aftermarket conversion module to augment the performance of a standard Toyota Prius HEV through the 2009 model year, turning it into a PHEV capable of over 100 miles per gallon. This module provides fleets and consumers with a PHEV option.

  •
  Grid Service System.  We have developed and installed multi-megawatt battery systems for AES capable of performing ancillary electric grid services, including standby reserve capacity and frequency regulation services.

  •
  Prismatic Module.  We are working with Fisker and other manufacturers such as Better Place and Daimler to develop and supply prismatic battery systems.

Technology Overview

        Lithium-ion batteries are rechargeable batteries in which lithium is reversibly transported through a nonaqueous liquid electrolyte, or ionically conductive medium, between positive and negative electrodes that store lithium in the solid state. Lithium-ion batteries are distinguished from disposable lithium batteries, or rechargeable lithium metal batteries, by not utilizing metallic lithium as a negative electrode material. Instead, both electrodes utilize compounds in which lithium atoms may be stored at relatively high concentrations without forming lithium metal, an attribute that is key to safe and prolonged recharging. The non-aqueous electrolyte in lithium-ion batteries allows operation at a high voltage (about 2.5-4.4 V for current technology) without suffering electrolyte decomposition. The combination of a high voltage and high charge storage capacity in both the positive and negative electrodes provides for the high specific energy (50-230 Wh/kg) and energy density (100-450 Wh/liter) of current lithium-ion batteries. These energy values span a wide range for several reasons. Batteries designed for high power typically utilize thin electrode coatings which result in lower overall active materials content and therefore lower energy. The energy per mass and per volume also varies with form factor, cylindrical batteries typically having higher values than prismatic batteries, and battery size, smaller batteries typically having lower values due to higher packaging factor. Importantly, the choice of positive and negative electrode materials has a large impact on the energy that can be stored and the power that can be delivered using a specific battery.

        We are primarily focused on developing a new generation of lithium-ion batteries and battery systems to serve applications and markets outside the historical domain of lithium-ion. These applications include HEVs, PHEVs and EVs, electric grid ancillary services, and consumer products. These applications frequently require battery systems having much higher total energy or power outputs than required by previous lithium-ion applications, and place a premium on one or more of the attributes of high energy, high power, improved safety, and long life. We also maintain an active research and development effort to develop future generations of materials for several key components of battery systems, and improved battery and battery systems designs to take advantage of the attributes of those materials.

Customers and Development Partners

        Our primary customers and development partners are industry-leading companies that value and require high battery performance. Our customers and development partners span multiple industries and include the following organizations in our target markets:

  •
  Transportation.  We are currently working under non-exclusive arrangements with major global automotive manufacturers and tier 1 suppliers to develop batteries and battery systems for the HEV, PHEV and EV markets. We have entered into a supply agreement with BMW to supply HEV batteries, and we have entered into a development agreement with Delphi to develop battery systems for a mass-produced HEV by SAIC Motor Co. Ltd., or SAIC, in China. We have also entered into development agreements with SAIC to develop a demonstration battery system for an EV and a battery system for a PHEV. To assist us in getting penetration into China's transportation industry, our wholly-owned subsidiary, A123 Systems Hong Kong Limited, entered into a joint venture agreement in December 2009 with SAIC for the development, production and sale of the vehicle battery systems in China for use in HEVs and EVs. We entered into a supply agreement with Fisker Automotive, Inc., or Fisker, in January 2010. Under the terms of the agreement, we were designated as the supplier of the battery systems for Fisker's Karma PHEV programs. Our other automotive development partners include tier 1 suppliers, such as Magna Steyr, major automobile manufacturers and EV manufacturers, such as Renault, and network operators such as Better Place, which provides EVs with lithium-ion battery systems that can be easily recharged or switched through a network of charge locations and battery switch stations. Our March 2009 supply agreement with Magna Steyr provides for an initial seven-year term during which Magna Steyr may order batteries from us based on a monthly forecasts over a rolling three-month period. In the heavy-duty vehicle market, we are supplying battery systems to BAE Systems pursuant to a May 2007 development and supply contract. BAE Systems is initially using our battery systems in its HybriDrive propulsion system, which is currently being deployed in Daimler's Orion VII hybrid electric buses. We have also been selected by, and are currently negotiating a contract with, Daimler to supply battery systems for use in systems developed by Daimler's EvoBus subsidiary.

  •
  Electric Grid Services.  We have developed multi-megawatt battery systems for AES capable of performing ancillary electric grid services, including standby reserve capacity and frequency regulation services. The first of the AES systems, a two megawatt system housed in a 53-foot trailer, is installed at an AES facility in California, and we have shipped additional units for AES, totaling 16 megawatts that have been installed and commissioned at AES Gener's Los Andes substation in the Atacama Desert in Chile. In September 2009, we shipped a grid unit to our second customer, SCE, for the purchase of two SGSS units to be installed at SCE's testing facility in California for use in a pilot program. The SGSS units were delivered to SCE in December 2009. In addition, we have been selected as the battery supplier to three upcoming Smart Grid projects funded by recent DOE ARRA funding awards to SCE and The Detroit Edison Company, or DTE, to demonstrate the viability of advanced Smart Grid technologies. SCE will use our advanced battery technology and DOE funding to implement a $53.5 million Tehachapi Wind Energy Storage Project. DTE is expected to use our battery technology in its plan to implement Community Energy Storage systems in its Michigan service territory.

  •
  Consumer.  We have entered into license and materials supply agreements with Gillette pursuant to which we granted Gillette an exclusive license to certain of our technology and are supplying materials to Gillette for use in their consumer products (excluding power tools and certain other consumer products). Black & Decker has developed a number of product lines using our batteries. We are also considering opportunities in emerging applications, including lawn and garden tools and vacuums. In addition, we are developing and selling products for consumer applications, selling primarily through a network of global distributors.

        We also sell our batteries and battery systems directly to end-user customers as well as through reseller and distributor channels.

        Pursuant to our joint venture agreement with SAIC, we will invest $4.7 million into the joint venture in return for 49% of the registered capital of the joint venture. The parties will share management control of the joint venture equally. The agreement provides that the subsidiary is responsible for supplying the joint venture with our battery cells according to the joint venture's production plan and for providing certain services and granting technology licenses to the joint venture under terms and conditions, including fees and royalties, to be agreed upon. Both parties agreed not to establish any new joint venture or any new business in China that would compete with the joint venture's activities in China. The agreement is for a twenty-year term and may be extended by mutual agreement of the joint venture parties and approval of the relevant Chinese authorities. In connection with the agreement, we irrevocably and unconditionally guaranteed to SAIC the full and prompt performance by our subsidiary of its obligations under the agreement. Under our agreement with SAIC, we have agreed not to establish any new joint venture or any new business in China that would compete with the joint venture's production of battery systems in China.

        Under our exclusive license agreement with Gillette, Gillette paid us an up-front fee of $22.5 million and a support fee of $2.5 million during 2008. Gillette will also be required to pay us an additional license fee following the completion of a support period. In addition, the agreement requires Gillette to pay us royalty fees on net sales of products that include our technology. We have agreed with Gillette that if, during a certain period following execution of the license agreement, we enter into an agreement with a third party that materially restricts Gillette's license rights under the license agreement, then we may be required to refund to Gillette all license and support fees paid to us by Gillette under the license agreement, plus, in certain cases, an additional amount to cover Gillette's capital and other expenses paid and/or committed by Gillette in reliance upon its rights under the license agreement.

        We made a $23 million total investment in Fisker, consisting of $13 million in cash and $10 million in shares of A123 common stock in January 2010.

        Our contracts with customers include the purchase of our products, and in some cases, engineering and design work, maintenance and support services. These contracts include terms and conditions, including payment, delivery and termination that we believe are customary and standard in our industry. None of our customers are contractually committed to purchase any minimum quantities of products from us and orders are generally cancelable prior to shipment. In addition, government entities may terminate their contracts with any party at any time. As a result, we do not disclose our order backlog, since we believe that our order backlog at any particular date is not necessarily indicative of actual revenue for any future period.

Government Initiatives and Contract Research

  Federal Government

        In February 2009, the U.S. government enacted the ARRA, which provides for $2 billion in grants under the DOE Battery Initiative to support the construction and capacity expansion of U.S. manufacturing plants to produce batteries and electric drive components for HEV, PHEV and EV vehicles. We were selected to receive a $249.1 million grant award under the DOE Battery Initiative to support our manufacturing expansion and in December 2009 we completed an agreement on the grant's terms and conditions. We are required to spend one dollar of our own funds for every incentive dollar we receive under the DOE Battery Initiative. We have incurred allowable costs entitling us to receive approximately $6.1 million in reimbursements which we have reported to DOE.

        We have also applied for direct loans under the DOE ATVM Program to support our manufacturing expansion. Based on the amount of our grant award under the DOE Battery Initiative and the guidelines associated with the ATVM Program, we believe we will be permitted to borrow up to $233 million under the ATVM Program. We expect we will be required to spend one dollar of our own funds for every four dollars we borrow under the ATVM Program. The timing and the amount of any loan we may receive under the ATVM Program, are currently not known by us, and, once disclosed to us, are subject to change and negotiation with the federal government.

  State of Michigan

        The State of Michigan has awarded us a $10.0 million grant as an incentive to establish a lithium-ion battery manufacturing plant. We received $3.0 million of the $10.0 million grant in March,

2009, with the remainder to be paid based on the achievement of certain milestones in our facility development. We have used $2.2 million of these funds and intend to continue to use these funds to support the expansion of our facility in Livonia, Michigan.

        In October 2009, we entered into a High-Tech Credit agreement with MEGA pursuant to which we are eligible for a 15-year tax credit, beginning with the 2011 fiscal year or 2010 fiscal year if we elect. This credit has an estimated value of up to $25.3 million, depending on the number of jobs we create in Michigan. In November 2009, we entered into a Cell Manufacturing Credit agreement with MEGA pursuant to which we are eligible for a credit equal to 50% of our capital investment expenses commencing January 2009, up to a maximum of $100 million over a four-year period related to the construction of our integrated battery cell manufacturing plant. The credit shall not exceed $25 million per year beginning with the tax year of 2012. The credit may be claimed under the Michigan Business Tax, or MBT, Act which states that an election may be made on each year's MBT return where the credit is claimed, to either have the amount of the credit that exceeds the respective year's MBT liability to be refunded or carried forward for ten years. We are required to create 300 jobs no later than December 31, 2016 in order to receive the tax credit. The tax credit is subject to a repayment provision in the event we relocate 51% or more of the 300 jobs outside of the State of Michigan within three years after the last year in which we received the tax credit. Through December 31, 2009, we have incurred expenses related to the construction of our facility, and we are expecting to receive approximately $6.3 million in refundable tax credits related to these expenses.

        The State of Michigan has also offered us a low interest forgivable loan of up to $4.0 million effective August 2009 with the objective of conducting advance vehicle technology operations to promote and enhance job creation within the State of Michigan. To receive advances from the loan, we are required to achieve certain key milestones related to the development of our manufacturing facility. If we create 350 full time jobs by August 2012, this milestone will trigger complete forgiveness of the debt. We have not yet met the first milestone required to receive the initial advance from this loan.

        In December 2009, the State of Michigan offered us a $2.0 million grant to develop and improve of the quality of application of energy efficient technologies and to create or expand the market for such technologies. We are required to demonstrate a smart grid stabilization system combined with renewable power sources such as solar and wind that will help power our Livonia plant to produce the batteries that will electrify transportation and stabilize the grid. We have received an initial advance of $0.9 million, and we will receive the remainder upon expending 90% of the initial advance. In addition, we entered into an agreement with the City of Livonia which provides us a complete exemption from personal property taxes incurred in Livonia, on all new personal property during the exemption period commencing on December 31, 2009. The exemption will continue through December 31, 2023 provided we invest at least $24.0 million in personal property and create or locate 350 new jobs in the eligible district.

        We are seeking other incentives from the State of Michigan, including designation of our site selection as a "Renaissance Zone", which would provide potential tax benefits over a 15-year period if approved.

  Massachusetts

        We are seeking rebates, tax exemptions, tax credits and financing that the Commonwealth of Massachusetts has offered to support the expansion of our facilities in Massachusetts. The availability of these incentives will be subject to the completion of applications, compliance with program requirements and the negotiation of applicable agreements.

  Contract Research

        We have received awards from the Department of Energy's collaboration with the United States Advanced Battery Consortium, or USABC. In December 2006, we commenced the HEV battery development program with the USABC. It is a $15 million program, with a 50-50 cost share whereby the USABC will provide us up to $7.5 million, designed to accelerate development of a high-performance, low cost HEV battery. The second A123 USABC program is a $12.5 million program, also with a 50-50 cost share, with a goal of developing high-energy, low cost PHEV batteries. Under this program, we are targeting the development of two different kinds of PHEV batteries, one with ten miles of electric equivalent range and the other with 40 miles of electric equivalent range.

Manufacturing

        Our global supply chain and manufacturing infrastructure can produce millions of batteries and hundreds of tons of active materials per year. We measure our product shipments in watt hours, which is the energy capacity of a single battery for a single complete discharge.

        Watt hours, or Wh, are the amp hour storage capacity of a battery multiplied by its voltage. The average battery voltage for our 26650 battery is 3.3 volts, or 3.3 V. We determine amp hour storage capacity at a specific discharge rate and a specific depth of discharge. We do this by charging the battery to its top voltage and discharging it to zero capacity (2 volt charge level). A battery's usable energy capacity is determined at the application level. For example, our 26650 battery has a nominal capacity of 2.3 Ah and operates at 3.3 V, resulting in 7.59 Wh.

        As of December 31, 2009, we estimate that our annual manufacturing capacity was approximately 169.3 million watt hours.

        We have over 700,000 square feet of manufacturing facilities worldwide where we produce or intend to produce our batteries, from raw powder to finished batteries and battery systems using both our facilities and third party contractors. Our primary manufacturing facilities are located in Changzhou, China in an export processing zone. We produce our prismatic batteries at our facilities in Korea and Changchun, China. Risks attendant to our foreign operations are discussed in Item 1A of this Annual Report on Form 10-K under the heading Risks Associated with Doing Business Internationally and Specifically in China and Korea. We also have the capability to manufacture and assemble low volume, high value-add battery modules and systems at our energy solutions group facility in Hopkinton, Massachusetts.

        We commenced commercial production of powder in the third quarter of 2005 and outsourced the coating and battery and battery system assembly. Initial battery production ramp-up commenced in the third quarter of 2005 and our first commercial batteries began shipping in February 2006. During 2007, we commenced construction of two additional plants for the expansion of powder production and new coating production and signed a lease for a third plant for new battery assembly at our Changzhou location. We completed the qualification of these plants for full volume production in 2007.

        While our current concentration of manufacturing facilities is in Asia, we are proceeding to aggressively expand our domestic battery manufacturing capacity by establishing vertically-integrated manufacturing plants in the United States that would perform all of the stages of the manufacture of batteries and battery systems. Our planned U.S. expansion depends upon our receipt of sufficient federal and state incentive funding and is intended to complement our existing manufacturing facilities in Asia. The goal of this expansion, which would occur gradually and over several years, is to significantly improve specific operational output in powder, coating and cell assembly.

        The first phase of this expansion is taking place in Livonia, Michigan, where we intend to produce prismatic and cylindrical cells and systems using the same processes and equipment we currently use in our Asian factories. We also entered into a lease in December 2009 for an additional facility in Romulus, Michigan.

        The manufacturing of our batteries and systems requires several integrated stages: powder synthesis, cathode and anode coating, battery and battery system assembly. We continue to augment the degree of automation in each of these stages, transitioning from semi-automated production lines, to production lines with fully automated process bays and high volume equipment, where the only manual steps consist of loading and monitoring equipment and performing certain quality control processes.

        Our manufacturing operations allow us to directly control product quality and minimize the risks associated with having to disclose proprietary technology to outside parties during production. In Asia, to further protect our intellectual property, we use separate manufacturing facilities for each phase of battery production. We control every stage in the manufacture of our products except for the final assembly of our 18650 batteries where we are producing this battery through partnerships with third-party suppliers rather than building our own production capacity.

        Our powder, coating and assembly facilities incorporate environmental control and processing systems in a modular design geared for easy and rapid capacity expansion. To complete each new production line, we plan to use a systematic replication process designed to enable us to add production lines rapidly and efficiently and achieve operating metrics in new production environments that offer comparable performance to that of our current plants.

        We also are seeking to lower our manufacturing costs and to improve our cost per Wh manufactured by refining processes and intermediate quality control to improve manufacturing yields, obtaining raw material and component volume discounts, consolidating sub-contractors, substituting certain raw materials, managing inventory and optimizing shipping costs. While our manufacturing philosophy is designed to achieve low cost in order to maintain sustainable competitive advantage, it is also focused on providing world class quality. We are compliant with ISO 9001:2000 certification and are pursuing TS16949 certification in 2010.

Sales and Marketing

        We market and sell our products primarily through a direct sales force, consisting of individuals who have backgrounds in either electrical or mechanical engineering and who generally have experience selling batteries and battery systems into the specific market segments to which they are assigned. In November 2009, we created two focused business groups—one dedicated to the transportation market and the other to cell design and development—to best serve customers across all of our vertical markets. The newly formed business organizations are the Automotive Solutions Group and the Cell Products Group. These groups operate alongside the existing Energy Solutions Group, which serves electric grid and consumer markets. The Automotive Solutions Group is comprised of dedicated engineering and product development experts and sales and marketing professionals with extensive automotive experience and locations in Michigan, Massachusetts and Germany. In the transportation market, we are focusing sales of our batteries and battery systems to automotive manufacturers either directly or through tier 1 suppliers. We are working with automotive manufacturers directly to educate and inform them about the benefits of our technology for use in HEVs, PHEVs and EVs. At the same time, we are working with tier 1 suppliers who are developing integrated solutions using our batteries.

        In the electric grid market, our initial sales have been made directly through our sales force. In the consumer market, our sales are made both directly and indirectly through distributors with key accounts managed by our sales personnel. We also have value added partners in the United States, Europe, and Asia who integrate our products into consumer applications. Our indirect channel sales are made primarily through these value-added distributors and sales representatives in North America, Europe and Asia which focus on non-major customer accounts.

        Our direct sales force is based in the United States and Europe. We are expanding our sales presence in the United States and Europe and are seeking to expand our presence in Asia as our business in those regions continues to develop. We expect international markets to provide increased opportunities for our products.

        We have entered into strategic relationships with business partners based in Europe, China and Japan who have complementary technologies for, and experience in, the transportation, electric grid and other markets and we may enter into strategic relationships with business partners based in other countries. We entered into a joint marketing agreement with IHI Corporation in October 2009 to assess market opportunities in Japan and to serve potential customers in the Japanese transportation, industrial and marine markets. Under the terms of the agreement, we will investigate market opportunities, train IHI employees on our product offerings, and pursue new energy storage business opportunities with IHI in the Japanese market.

        We believe that forming such relationships could help to achieve cost economies in product development and manufacturing, provide us with the ability to take advantage of any available local government stimulus funding and related incentives, result in optimized products and provide advantages in marketing and selling our products in the geographic markets where our partners are based.

        Our sales cycles vary by market segment and typically follow a lengthy development and qualification period prior to commercial production. For example, in the automotive market, a customer's preliminary technology review generally ranges from three to twelve months and product development generally ranges from twelve to eighteen months. We expect that the total time from customer introduction to commercial production will range from three to five years depending on the specific product and market served. In the electric grid services market, our initial test system development for AES has taken approximately nine months, and we expect that the initial production systems will take an additional six to twelve months to be manufactured, shipped and installed. In the consumer market, the time from introduction to commercial production can take up to three years or more.

        We focus our marketing efforts on increasing brand awareness, communicating product advantages and generating qualified leads for our sales force and channel partners. We rely on a variety of marketing vehicles, including participation in industry conferences and trade shows, to share our technical message with customers, as well as public relations, industry research and our collaborative relationships with our strategic investors and business partners.

        As of December 31, 2009, we had 24 employees in sales and marketing, including 20 sales professionals.

Research and Development

        Our research and development efforts are focused on developing new products and continuously improving the performance of existing products. We design our products for performance metrics such as energy density (the amount of energy per volume of the battery), specific energy (the amount of energy per mass of the battery), power density (the amount of power per volume of the battery) and specific power (the amount of power per mass of the battery), cycle life, calendar life and numerous safety and abuse-tolerance metrics. We focus our research and development efforts on the following areas:

  •
  Improving the energy, power, life and safety of key electrode-active materials.  At our Watertown, Massachusetts and Ann Arbor, Michigan facilities we devote substantial efforts to developing new compositions and structures of cathode and anode materials and low-cost processes for synthesizing these materials. These compositions and processes are validated at laboratory and pilot-plant scales before being transitioned to our high-volume manufacturing facilities.

  •
  Developing battery component formulations and chemistries.  The optimization of lithium-ion batteries requires consideration of interrelated electrical, chemical and mechanical phenomena that occur within batteries during field use. We develop proprietary cathode and anode formulations and coating procedures, as well as proprietary electrolyte compositions that are evaluated along with other critical components to arrive at complete battery designs.

  •
  Electrical, mechanical, and thermal design.  Physical battery design is an important consideration for the sealability, durability, cooling and abuse-tolerance of lithium-ion batteries, especially those used in large high-power battery systems. We have and continue to develop innovative constructions for our cylindrical and prismatic battery products. This development work takes place across several of the company's research and development and manufacturing facilities in the United States, China and Korea.

  •
  Battery systems-level design.  We develop battery systems that can be used by a number of customers, and we work with our customers to develop customized battery systems for specific applications. We have also developed a modular and highly scalable battery system design for our prismatic battery systems. This work takes place primarily within our energy systems group, at facilities located in Hopkinton, Massachusetts and Novi, Michigan. We intend to transfer the work conducted at our facility in Novi, Michigan to our new facility in Livonia, Michigan in March 2010.

        We believe that our ability to deliver higher performance batteries and battery systems depends upon the rapid and effective transfer of the technology developed in our research and development laboratories into high volume manufacturing. Therefore, we maintain pilot plant capabilities at our Massachusetts and Michigan facilities, and we reserve a portion of our production capacity for structured experiments related to manufacturing process development.

        As of December 31, 2009, we had 239 research and development employees worldwide. Research and development expenses totaled $13.2 million in 2007, $37.0 in 2008 and $48.3 million in 2009.

Universities and National Laboratories

        An important part of our overall research activities are our relationships with universities and national laboratories. We maintain active collaborations with the Massachusetts Institute of Technology relating to electrode materials for batteries used in transportation applications, the University of Michigan relating to the development of manufacturing technology designed to support transportation applications, Michigan State University relating to the development of materials technology designed to support next generation battery cell products, and The University of Texas relating to electrochemical and thermal cell modeling designed to support transportation and grid applications, as well as several U.S. Department of Energy laboratories, including Lawrence Berkeley National Laboratory relating to investigating the life of lithium-ion batteries, Argonne National Laboratory relating to validating cell performance test results conducted for USABC in transportation applications, Idaho National Laboratory relating to evaluating our Hymotion L5 battery modules in transportation applications and the National Renewable Energy Laboratory relating to validating thermal cell testing activity and module level thermal modeling. Some of these collaborations take place under the auspices of the USABC, which is comprised of Chrysler, Ford and GM. Since inception through December 31, 2009, we have invested $145.0 million into our research and development activities of which we have been reimbursed through government grants for $18.7 million. We also received $22.4 million from U.S. government agencies for research and development services. As of December 31, 2009, we expect to spend an additional $4.9 million for the USABC programs of which we expect to be reimbursed for $2.5 million.

Competition

        Competition in the battery industry is intense and rapidly evolving. Our markets are subject to changing technology trends, shifting customer needs and expectations and frequent introduction of new technologies. We believe the primary competitive factors in our markets are:

  •
  product performance, reliability and safety;

  •
  integrated solutions;

  •
  product price; and

  •
  manufacturing capabilities.

        We face competition from joint venture companies in our industry. For example, in 2008, Bosch and Samsung formed LiMotive to focus on the development, production and marketing of lithium-ion battery systems for use in HEVs and other electric vehicles. Dow Chemical established of a joint venture with Kokam America and others, to build a facility in Michigan for the manufacture of lithium polymer batteries for use in HEVs and other electric vehicles.

        In the rechargeable battery market, the principal competitive technologies currently marketed are lead-acid, nickel-cadmium, nickel metal hydride and lithium-ion batteries. Our primary competitors who have announced the availability of either lithium-ion or other competing rechargeable battery products include Panasonic, BYD, LG, Lithium Energy Japan (Mitsubishi-GS Yuasa), Blue Energy Company (Honda-GS Yuasa), and LiMotive and Samsung, among others.

        Within each of our target markets, we encounter the organizations named above as well as other competitors:

  •
  Transportation.  In the transportation market, we compete with various battery companies, many of which are large or formed by large companies, including, Panasonic, LiMotive, Automotive Energy Supply Corporation, Johnson Controls-Saft Advanced Power Solutions, Toshiba, Kokam, Hitachi, Ltd., LG, GS Yuasa, Sony, Lithium Energy Japan, EnerDel Inc., Valence and MES-DEA S.A.

  •
  Electric Grid Services.  In the electric grid services market, we compete with Saft and Altairnano. We also expect competition from manufacturers of other new battery technologies, such as sodium-sulphur from NGK Insulators, Ltd. in Japan and redox flow batteries under development from companies including Prudent Energy that may provide large scale energy storage for grid applications. Finally, we may encounter competition from developers of flywheel technologies, such as Beacon Power Corp. A flywheel electric grid energy storage system draws electrical energy from the utility grid and stores it in a rotating flywheel, making it available when needed at a later time through a motor-generator system.

  •
  Consumer.  Our principal competitors in this market are Panasonic, Sony, Samsung, LG, Valence and E-One Moli Energy Corp. We also are aware of other vendors making batteries in China under a variety of different manufacturing labels for this market.

        Many of our competitors have greater market presence, longer operating histories, stronger name recognition, larger customer bases and significantly greater financial, technical, sales and marketing, manufacturing and other resources than we have. Moreover, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our customer relationships and competitive position or otherwise affect our ability to compete effectively.

Intellectual Property

        Our success depends in part upon our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and conduct of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

        As of December 31, 2009, we owned or exclusively licensed a total of 19 United States patents, with 77 United States pending patent applications and 29 foreign issued patents, with 151 pending foreign patent applications.

        The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or shorten the term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products under development can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

        We rely, in some circumstances, on trade secrets to protect our technology. Trade secrets, however, are difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

        We use trademarks on some of our products and believe that having distinctive marks may be an important factor in marketing our products. We have registered our A123® and A123 Systems® marks in the United States and internationally. Our other trademarks include the A123 Systems logo. We have also registered some of our marks in a number of foreign countries. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

        We often enter into research and development arrangements with the federal government or other government agencies that require us to provide pure research, in which we investigate design techniques on new battery technologies. Generally, our research and development arrangements provide that all pre-existing or newly created intellectual property remains under the ownership of the respective party, and that all jointly-created intellectual property be owned by both parties without a duty to account for or pay royalties to the other party.

        With respect to the two research and development awards we have received to date from the USABC for HEV and PHEV battery development, our contracts provide that we own all intellectual property rights we acquire or develop during our research and development activities so long as we agree to contribute at least a 50% share of the total program costs under each program's 50-50 cost share arrangement. If we do not make our 50% cost share contribution, then we are required to grant the USABC a nonexclusive, fully paid, worldwide, irrevocable license to our intellectual property rights to any application of the relevant technology, under reasonable terms and conditions.

Employees

        As of December 31, 2009, we had 1,627 full-time employees, with 239 in research and development, 1,199 in manufacturing operations/supply chain, 24 in sales and marketing and 165 in general and administration.

        Of our full-time employees, 345 are located in the United States and 1,282 are abroad. We consider our current relationship with our employees to be good.

        None of our employees are represented by labor unions or have collective bargaining agreements, except for certain employees in our Changzhou, China facilities who established a Labor Union Commission in 2007.

Segments and Geographic Information

        We have determined that we have one operating segment. For more information about our segments, and for financial information about geographic areas, see Note 2 to our consolidated financial statements, Summary of Significant Accounting Policies—Segment, Geographic and Significant Customer Information.

Additional Information

        Periodic reports, proxy statements and other information are available to the public, free of charge, on our website, www.a123systems.com, as soon as reasonably practicable after they have been filed with the Securities and Exchange Commission, or SEC, and through the SEC's website, www.sec.gov. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A.    Risk Factors.

        Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Business

We have had a history of losses, and we may be unable to achieve or sustain profitability.

        We have never been profitable. We experienced net losses of $31.0 million for 2007, $80.5 million for 2008, and $86.6 million for 2009. We expect we will continue to incur net losses in 2010. We expect to incur significant future expenses as we develop and expand our business and our manufacturing capacity. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain.

        To rapidly develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital over the last several years. We have had negative cash flow before financing activities of $56.1 million for 2007, $76.0 million for 2008, and $114.7 million for 2009. We anticipate that we will continue to have negative cash flow for the foreseeable future as we continue to make significant future capital expenditures to expand our manufacturing capacity and incur increased research and development, sales and marketing, and general and administrative expenses. Our business will also require significant amounts of working capital to support our growth. Therefore, we may need to raise additional capital from investors to achieve our expected growth, and we may not achieve sufficient revenue growth to generate positive future cash flow. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

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

        We are researching, developing, manufacturing and selling lithium-ion batteries and battery systems. The market for advanced rechargeable batteries is at a relatively early stage of development, and the extent to which our lithium-ion batteries will be able to meet our customers' requirements and achieve significant market acceptance is uncertain. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete if we fail to continue to improve the performance of our battery chemistry and systems. Other companies that are seeking to enhance traditional battery technologies have recently introduced or are developing batteries based on nickel metal-hydride, liquid lithium-ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced, and as a result, our products may not compete effectively in our target markets. If our battery technology is not adopted by our customers, or if our battery technology does not meet industry requirements for power and energy storage capacity in an efficient and safe design, our batteries will not gain market acceptance.

        In addition, the market for our products depends upon third parties creating or expanding markets for their end-user products that utilize our batteries and battery systems. If such end-user products are not developed, if we are unable to have our products designed into these end user products, if the cost of these end-user products is too high, or the market for such end-user products contracts or fails to develop, the market for our batteries and battery systems would be expected similarly to contract or collapse. Our customers operate in extremely competitive industries, and competition to supply their needs focuses on delivering sufficient power and capacity in a cost, size and weight efficient package. The ability of our customers to adopt new battery technologies will depend on many factors outside of our control. For example, in the automotive industry, we depend on our customers' ability to develop HEV, PHEV and EV platforms that gain broad appeal among end users.

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

  •
  end-users' perceptions of advanced batteries as relatively safe and reliable energy storage solutions, which could change over time if alternative battery chemistries prove unsafe or become the subject of significant product liability claims and negative publicity is generated on the battery industry as a whole;

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

        Much of our business depends on and is directly affected by the general economic state of the United States and global automobile industry. The effect of the continued economic difficulties of the major automobile manufacturers on our business is unclear. Two major auto manufacturers have recently gone thru bankruptcy and one of our existing customers has entered into a debt restructuring process, and it is possible that more of these companies may encounter financial difficulties. The impact of any such financial difficulties on the automobile industry and its suppliers is unclear and difficult to predict. Possible effects could include reduced spending on alternative energy systems for automobiles, a delay in the introduction of new, or the cancellation of new and existing, hybrid and electric vehicles and programs, and a delay in the conversion of existing batteries to lithium-ion batteries, each of which would have a material adverse effect on our business.

        We have entered into agreements relating to joint design and development efforts with several automotive manufacturers and tier 1 suppliers regarding their HEV, PHEV and EV development efforts. Certain of these manufacturers and suppliers have in recent years experienced static or reduced revenues, increased costs, net losses, loss of market share, bankruptcy, labor issues and other business and financial challenges. The viability of the "Big Three" U.S. auto manufacturers, particularly GM and Chrysler, remains unclear. As a result, these or other automotive manufacturers may discontinue or delay their planned introduction of HEVs, PHEVs or EVs as a result of adverse changes in their financial condition or other factors. Automotive manufacturers may also seek alternative battery systems from other suppliers which may be more cost-effective or require fewer modifications in standard manufacturing processes than our products. We may also experience delays or losses with respect to the collection of payments due from customers in the automotive industry experiencing financial difficulties. For example, one of our customers, Think Global, is experiencing financial difficulties. As a result, we recorded an allowance for bad debt of $1.3 million for the outstanding amounts due from Think and recorded a $2.6 million charge for obsolete inventory related to this program.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

        We increased our number of full-time employees from 227 at January 1, 2007 to 1,627 at December 31, 2009, and our revenue increased from $41.3 million in 2007 to $91.0 million in 2009. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial, information technology and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Expanding a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our operating results in any particular quarter.

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

        We have applied for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of electric vehicles and advanced battery technologies. Much of our planned domestic manufacturing capacity expansion depends on receipt of these funds and other incentives, and the failure to obtain these funds or other incentives could materially and adversely affect our ability to expand our manufacturing capacity and meet planned production levels. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives is and will be highly competitive. While we have been selected to receive a grant under the DOE Battery Initiative and have received some state incentives, we cannot assure you that we will be successful in obtaining additional grants, loans and other incentives. Moreover, state incentives depend on the continued availability of state funds. With respect to the grant which we have been awarded and the grants, loans and other incentives we may be awarded, we may not be able to satisfy or continue to satisfy the requirements and milestones imposed by the granting authority as conditions to receipt of the funds or other incentives, the timing of the receipt of the funds may not meet our needs and we nevertheless may be unable to successfully execute on our business plan. Moreover, not all of the terms and conditions associated with these incentive funds have been disclosed to us, and once disclosed, there may be terms and conditions with which we are unable to comply or which are commercially unacceptable to us. In addition, the DOE Battery initiative grant and any other federal government programs which may make additional awards to us will require us to spend a portion of our own funds for every incentive dollar we receive or are permitted to borrow from the government and will impose time limits during which we must use the funds awarded to us. If we are unable to raise sufficient additional capital so that we are able to receive all of the amounts which have and may be awarded to us in a timely manner, our ability to expand our manufacturing capacity could be materially adversely affected. In addition, less than expected actual and anticipated future demand for our products may cause us to slow the pace of the expansion of our manufacturing capacity such that we are not able to use the government incentive funds awarded or made available to us in the time periods required by the granting authorities.

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

        A significant portion of our revenue is generated from a limited number of customers. During each of the years ended December 31, 2007 and 2008 and 2009, Black & Decker, together with its affiliates, represented 66%, 44%, and 14% of our revenue, respectively. We expect revenue from Black & Decker will continue to decline in 2010 and therefore represent a smaller percentage of our revenue in future periods. During the years ended December 31, 2008 and 2009, revenue from Mercedes-Benz HighPerformanceEngines represented 12% and 8%, respectively, of our revenue, but we do not anticipate receiving any revenue from Mercedes-Benz HighPerformanceEngines in 2010. For the year ended December 31, 2009, revenue from BAE Systems represented 35% of our revenue. For the year ended December 31, 2009, revenue from AES Energy accounted for 9% of our revenue. Although the composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. In addition, our contracts with our customers do not include long-term commitments or minimum volumes that ensure future sales of our products. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer's financial condition, changes in the customer's business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or for other reasons outside of our control. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

Our financial results may vary significantly from period-to-period due to the long and unpredictable sales cycles for some of our products, the seasonality of certain end markets into which we sell our products, and changes in the mix of products we sell during a period, which may lead to volatility in our stock price.

        The size and timing of our revenue from sales to our customers is difficult to predict and is market dependent. Our sales efforts often require us to educate our customers about the use and benefits of our products, including their technical and performance characteristics. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle for us, typically many months. In some markets such as the transportation market, there is usually a significant lag time between the design phase and commercial production. We spend substantial amounts of time and money on our sales efforts and there is no assurance that these investments will produce any sales within expected time frames or at all. Given the potentially large size of battery development and supply contracts, the loss of or delay in the signing of a contract or a customer order could significantly reduce our revenue in any period. Since most of our operating and capital expenses are incurred based on the estimated number of design wins and their timing, they are difficult to adjust in the short term. As a result, if our revenue falls below our expectations or is delayed in any period, we may not be able to reduce proportionately our operating expenses or manufacturing costs for that period, and any reduction of manufacturing capacity could have long-term implications on our ability to accommodate future demand.

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

        In addition, since our batteries and battery systems are incorporated into our customers' products for sale into their respective end markets, our business is exposed to the seasonal demand that may characterize some of our customers' own product sales. Because many of our expenses are based on anticipated levels of annual revenue, our business and operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand.

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

We entered into a strategic investment agreement with an early stage entity with which we have a commercial relationship.

        In January 2010, we invested $13 million in cash in, and issued shares of our common stock with an aggregate value of $10 million to, Fisker Automotive, Inc. In exchange, we received shares of convertible preferred stock in Fisker Automotive, Inc. These shares are not liquid, and we do not expect that they will be liquid for some time. If Fisker does not execute on its strategic plan, our investment could become impaired and therefore, may not be recovered.

In the past, we have identified material weaknesses in our internal control over financial reporting which are unremediated and if we fail to remediate these weaknesses and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.

        Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. In connection with our financial audits, we identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. These material weaknesses were as follows:

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

        Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to implement new processes and modify our existing processes and take significant time to complete. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers. For a more detailed discussion of our material weaknesses, see Item 9A, "Controls and Procedures".

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

        Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals and to comply with applicable federal and state environmental laws and regulations, including the National Environmental Policy Act, or NEPA, with respect to our planned U.S. manufacturing facilities. In particular, NEPA requires the federal government (including the U.S. Department of Energy) to evaluate the environmental impacts associated with our planned manufacturing facilities, and to identify and evaluate potential alternatives to our facilities. We are in the process of obtaining a determination under NEPA and obtaining other federal and state environmental permits. However, there is no guarantee that required determinations, permits and approvals will ultimately be obtained; the failure to complete the NEPA process with a Finding of No Significant Impact, or to obtain other required federal and state environmental permits, could have an adverse effect on our financial results and could also delay or prevent us from obtaining matching fund reimbursement from the $249.1 million grant we were awarded under the DOE Battery Initiative, as well as funding under the DOE ATVM loan program.

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

        Our business strategy requires us to integrate the design of our products into products being developed by OEMs, and therefore to identify acceptable OEMs and enter into agreements with them. In addition, we will need to meet their requirements and specifications by developing and introducing new products and enhanced or modified versions of our existing products on a timely basis. OEMs often require unique configurations or custom designs for batteries or battery systems which must be developed and integrated into a product well before the product is launched. This development process requires not only substantial lead time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery systems to the customer, but also the cooperation and assistance of the OEMs in order to determine the requirements for each specific application. Technical problems may arise that affect the acceptance of our product by OEMs. If we are unable to design and develop products that meet OEMs' requirements, we may lose opportunities to obtain purchase orders, and our reputation may be damaged. In addition, we may not receive adequate assistance from OEMs to successfully commercialize our products, which could impair our profitability.

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

Implementations of new software platforms or modifications to existing platforms may disrupt our business and operations and could harm our operating results.

        The implementation of new software management platforms and the addition of these platforms at new locations, especially overseas, require significant management time, support and cost. As our business continues to develop, we expect to add and enhance existing management platforms in the areas of financial, inventory control, engineering, and customer support and warranty management. We cannot be sure that these platforms will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement or modify these platforms, our operations may be disrupted and our operating expenses could be harmed. In addition, the new systems may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

Our inability to effectively and quickly transfer, replicate and scale our new product manufacturing processes from low volume prototype production to high volume manufacturing facilities, could adversely affect our results of operations.

        Under our manufacturing model, we develop and establish manufacturing processes and systems for the low volume prototype production of our new products. As demand increases for a product, we transfer these processes and systems to, and replicate and scale these processes and systems in our high volume manufacturing facilities. If we are unable to effectively and quickly transfer, replicate and scale these manufacturing processes and systems, we may be unable to meet our customers' product quality and quantity requirements and lower our costs of goods sold and our results of operations could be adversely affected.

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

Our failure to cost-effectively manufacture our batteries and battery systems in quantities which satisfy our customers' demand and product specifications and their expectations for product quality and reliable delivery could damage our customer relationships and result in significant lost business opportunities for us.

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

        We may pursue acquisitions as part of our business strategy. However, we cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Additionally, we may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. Competition for acquisition opportunities in the various industries in which we operate may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. These and other acquisition-related factors could negatively and adversely impact our growth, profitability and results of operations.

We entered into a joint venture in China that, if not successful, could adversely impact our business, business prospects and operating results.

        In December 2009, we formed a joint venture with SAIC Motor Co. Ltd., or SAIC, a leading automaker in China. We will have a 49 percent minority interest in the joint venture, Shanghai Advanced Traction Battery Systems Co., Ltd., or ATBS, which is domiciled in Shanghai, China. Pursuant to the joint venture agreements, we will supply ATBS with battery cells and, as requested by ATBS, we will grant necessary advanced technology licenses to ATBS for the development, manufacture and service of battery systems. As of December 31, 2009, we have not yet made any capital contributions to ATBS and operations of ATBS have not yet commenced.

        The business of ATBS is subject to all the operational risks that normally arise for a technology company with global operations pertaining to research and development, manufacturing, sales, service, marketing and corporate functions. In addition, there could be disagreements between us and SAIC with respect to important strategic and operational decisions. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. We may be required to pay more attention to our relationship with SAIC, as the co-owner of ATBS, and if SAIC ceases to be the co-owner of ATBS, our relationship with ATBS may be adversely affected. Additionally, as we are sharing intellectual property with ATBS we face the risks that we may not be able to maintain or enforce the rights to our intellectual property.

        If the joint venture terminates, the joint venture could retain technical know how relating to battery systems transferred by us as part of the agreement. Additionally, we would have to find new partners or separately pursue market opportunities in China which could cause us to incur additional time and expense.

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

We depend on contracts with the U.S. government and its agencies or on subcontracts with the U.S. government's prime contractors for revenue and research grants to fund or partially fund our research and development programs, and our failure to retain current or obtain additional contracts could preclude us from achieving our anticipated levels of revenue growth and profitability, increase our research and development expenses and delay or halt certain research and development programs.

        Our ability to develop and market some of our products depends upon maintaining our U.S. government contract revenue and research grants obtained, which are recorded as incremental revenue and an offset to our research and development expenses, respectively. Many of our U.S. government contracts are funded incrementally, with funding decisions made on an annual basis. Approximately 3.6% of our total revenue and 18.3% of our research and development expenses during the year ended December 31, 2009 were derived from government contracts and subcontracts. Changes in government policies, priorities or programs that result in budget reductions could cause the government to cancel existing contracts or eliminate follow-on phases in the future which would severely inhibit our ability to successfully complete the development and commercialization of some of our products. In addition, there can be no assurance that, once a government contract is completed, it will lead to follow-on contracts for additional research and development, prototype build and test or production. Furthermore, there can be no assurance that our U.S. government contracts or subcontracts will not be terminated or suspended in the future. A reduction or cancellation of these contracts, or of our participation in these programs, would increase our research and development expenses, which could materially and adversely affect our results of operations and could delay or impair our ability to develop new technologies and products.

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

        A high level of support is critical for the successful marketing and sale of our products. The sale of our batteries and battery systems is characterized by significant co-development and customization work in certain applications. This development process requires not only substantial lead time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery systems to the customer, but also the cooperation and assistance of the OEMs to determine the requirements for each specific application. Once our products are designed into an OEM or tier 1 supplier customer's products or systems, the OEM or tier 1 supplier customer depends on us to resolve issues relating to our products. If we do not effectively assist our OEM or tier 1 supplier customers in customizing, integrating and deploying our products in their own systems or products, or if we do not succeed in helping them quickly resolve post-deployment issues and provide effective ongoing technical support, our ability to sell our products would be adversely affected.

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

        We are presently involved in two related patent litigations with Hydro-Québec involving certain patents it has licensed from The University of Texas, or UT, related to electrode materials used in lithium-ion batteries. After discussions with Hydro-Québec about the relevance of two of these patents to our products, we brought an action in the Federal District Court of Massachusetts seeking a declaratory judgment that our products do not infringe these two UT patents. In response, Hydro-Québec and the UT countersued us in the Federal Courts in Texas. Both cases are currently stayed pending re-examination of these patents by the U.S. Patent Office. The re-examination of these patents is complete, but the stay continues, although the litigation could resume at any time. For a more detailed discussion of our patent litigation, see Item 3 of Part I: "Legal Proceedings."

        We believe that we have valid non-infringement defenses against both of these patents and that at least one of the patents is invalid. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a presumption of validity that attaches to every patent. This burden is high and would require us to present clear and convincing evidence as to the invalidity of the patent's claims. There is no assurance that a court would find in our favor on infringement or validity and, if this case is not resolved in our favor, we may be required to pay substantial damages. In addition, an adverse ruling could cause us, and our customers, development partners and licensees, to stop, modify or delay activities in the United States such as research, development, manufacturing and sales of products based on technologies covered by these patents. We would need to develop products and technologies that design around these patents or obtain a license to the appropriate patent. There is no certainty that such design-arounds exist or if they exist that they would be commercially competitive, and there is no certainty that a license from the appropriate parties could be obtained. Also, the mere existence, and the uncertainty with respect to the ultimate outcome, of this patent litigation or any other patent litigation that we may become involved with, could cause our current and potential customers, development partners, the federal or state governments and licensees to stop, delay or avoid doing business with us or modify the extent to which they are willing to do business with us, and this loss or delay of business could harm our operating results and our ability to execute on our business plan.

Other parties may also bring intellectual property infringement claims against us which would be time-consuming and expensive to defend, and if any of our products or processes is found to be infringing, we may not be able to procure licenses to use patents necessary to our business at reasonable terms, if at all.

        Our success depends in part on avoiding the infringement of other parties' patents and proprietary rights. We may inadvertently infringe existing third-party patents or third-party patents issued on existing patent applications. In the United States and most other countries, patent applications are published 18 months after filing. As a result, there may be third-party pending patent applications of which we are unaware, and which we may infringe once they issue. These third parties could bring claims against us that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could cause us to pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder. In addition, we may have, and may be required to, make representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third party technologies or violate government regulations. Further, if a patent infringement suit were brought against us, we and our customers, development partners and licensees could be forced to stop or delay research, development, manufacturing or sales of products based on our technologies in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with products based on our technologies. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

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

        We manufacture and export our products from China and own and lease manufacturing facilities in China. We may also sell our products in China in the future. Our products sold in the United States have normal trade relations status and are currently not subject to United States import duties. As a result of opposition to certain policies of the Chinese government and China's growing trade surpluses with the United States, there has been, and in the future may be, opposition to normal trade relations status with China. The United States Congress may also introduce China trade legislation targeting currency manipulation, which may adversely affect our business in China. The loss of normal trade relations status for China, changes in current tariff structures or adoption in the United States of other trade policies adverse to China, and any retaliatory measures that impact our products in the Chinese market, could have an adverse effect on our business.

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

Our ongoing manufacturing operations in China are complex and having these remote operations may divert management's attention, lead to disruptions in operations, delay implementation of our business strategy and make it difficult to establish adequate management and financial controls in China. Our plans to grow our business to include sales to Chinese customers may necessitate additional management attention to establishing and maintaining one or more joint venture relationships with Chinese parties.

        Currently, we have most of our manufacturing operations in China. We may not be able to find or retain suitable employees in China and we may have to train personnel to perform necessary functions for our manufacturing, senior management and development operations. This may divert management's attention, lead to disruptions in operations and delay implementation of our business strategy, all of which could negatively impact our profitability.

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

        Growing our business to include sales to Chinese customers may involve us entering into a Chinese-foreign joint venture with a Chinese partner. A Chinese-foreign joint venture can be a complex business arrangement requiring substantial management attention to the joint venture relationship. The joint venture will also require capital contributions and due to China's foreign exchange controls, uncertainty as to the ability to repatriate profits and principal out of China.

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

        We depend on our relationships with our Chinese manufacturing partners. In China, enforcement of contractual agreements may be sporadic, and implementation and interpretation of laws may be inconsistent. The Chinese judiciary is relatively inexperienced in interpreting agreements and enforcing China's laws, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in China, it may not be possible to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment or an arbitration award by a court of another jurisdiction.

The government of China may change or even reverse its policies of promoting private industry and foreign investment, in which case our assets and operations may be at risk.

        Our existing and planned operations in China are subject to risks related to the business, economic and political conditions in China, which include the possibility that the central government of China will change or even reverse its policies of promoting private industry and foreign investment in China. The government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership. Many of the current reforms which support private business in China are of recent origin or provisional in nature. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities of per capita wealth among citizens of China and between regions within China, could also lead to further readjustment of the government's reform measures. It is not possible to predict whether the Chinese government will continue to be as supportive of private business in China, nor is it possible to predict how any future reforms will affect our business. For example, if the government were to limit the number of foreign personnel who could work in the country, substantially increase taxes on foreign businesses, eliminate export processing zones, restrict the transportation of goods in and out of the country, adopt policies favoring competitors or impose other restrictions on our operations, the impact may be significant.

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

China has introduced sweeping reforms to its income tax, turnover tax and other tax laws and regulations. Some of the changes increase the taxes for foreign-invested and other businesses in China will incur on specific types of transactions as well as arising from operations generally in China. Our earnings may be affected by tax adjustments to reflect such changes in the law.

        Pursuant to a comprehensive reform of China's tax system that took effect on January 1, 2008, income tax incentives granted to foreign-invested enterprises, and geographically-based incentives, have largely been eliminated and have been replaced with incentives designed to encourage enterprises, domestic and foreign-invested alike, in selected industries. For example, dividends paid by foreign-invested enterprises to foreign shareholders are no longer exempt from withholding tax. A 10% withholding tax applies to dividends, although the rate is reduced to 5% by certain tax treaties. The tax holidays and tax reduction periods and the reduced national income tax rate that foreign-invested enterprises engaged in production used to enjoy have also been removed. The tax incentives promised to our wholly foreign-owned subsidiaries located in export processing zones at the time of inception will be phased-out by the end of 2012. At that time, these subsidiaries and any new foreign-invested enterprises we might establish as part of our strategy to expand the market for our products will no longer have income tax advantages over Chinese domestic businesses.

        China's turnover tax system consists of VAT, consumption tax and business tax. VAT is primarily imposed on import and sales of goods and certain services, such as repairing, processing and replacement. Export sales are exempt under VAT rules, and an exporter who incurs VAT on the purchase or manufacture of goods should be able to claim a refund from Chinese tax authorities. Depending on whether VAT export refund rates are raised or reduced for relevant goods, exporters might bear part of the VAT they incurred in conjunction with producing the exported goods. To mitigate the effects of the global economic downturn on China's export industry, the PRC Ministry of Finance and the State Administration of Taxation have raised VAT rebates on numerous exported labor-intensive and high-value-added products. However, the Chinese government may also lower rebate rates in future in response to different economic and policy objectives.

        China has also introduced sweeping VAT policy reforms with effect from January 1, 2009, which facilitate China's shift from a production-based VAT scheme to a consumption-based system. Generally, the new system reduces the total output VAT of production enterprises as fixed-asset investment costs related to VAT-eligible output are no longer subject to VAT. However, our VAT costs will depend on our ability to pass on input VAT to our local suppliers and customers. As the relevant VAT law and implementing regulations are new, there may be a period of adjustment before any cost-savings are realized.

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

        Frequent changes to China's tax laws can result in uncertainty and unpredictability in financial results of our operations in China. China's tax laws are supplemented with detailed implementation rules and circulars. However, the interpretation of the rules may vary among local tax authorities.

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

Our stock price may be volatile.

        The market price of our common stock could be subject to significant fluctuations, and it may decline below the price at which you purchased it. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

  •
  product liability issues involving our products or our competitors' products;

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

  •
  investors' general perception of us; and

  •
  changes in general economic, industry and market conditions.

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

        Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements our stockholders entered into with the underwriters of our initial public offering, or IPO. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. On March 29, 2010, 71,111,858 shares of common stock, currently subject to a contractual lock-up (which began on the closing of the IPO on September 29, 2009), will be freely tradable, subject to any applicable volume limitations under federal securities laws. Morgan Stanley and Goldman, Sachs & Co., acting as co-representatives of the underwriters, may permit our officers, directors, employees and current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

        In addition, as of December 31, 2009, there were 10,639,961 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, holders of an aggregate of approximately 62.0 million shares of our common stock as of December 31, 2009, have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders. Holders of an aggregate of approximately 3.3 million additional shares of our common stock as of December 31, 2009, have rights, subject to some conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity incentive plans, including 3,049,542 shares reserved for future issuance under our equity incentive plans. Once we register and issue these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements.

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

Our management has broad discretion over the use of our cash reserves, if any, and might not apply this cash in ways that increase the value of your investment.

        Our management has broad discretion to use our cash reserves, if any, and you will be relying on the judgment of our management regarding the application of this cash. Our management might not apply our cash in ways that increase the value of your investment. We expect to use our cash reserves for capital expenditures, including capital expenditures related to the expansion of our manufacturing capacity in Michigan, working capital, and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located in Watertown, Massachusetts, where we occupy three facilities totaling approximately 36,000 square feet. In December 2009, we amended our existing leases for space in Watertown, MA to extend the terms through April 30, 2011. We use these facilities for administration, sales and marketing, supply chain, and research and development activities. We also lease approximately 44,000 square feet in Hopkinton, Massachusetts that we use for research and development, system integration and assembly activities. We also lease research and development facilities in Ann Arbor and Novi, Michigan all totaling approximately 50,000 square feet. We also lease a facility in Livonia, Michigan, totaling 291,000 square feet which we are currently in the process of outfitting and equipping to be our new lithium-ion battery manufacturing plant. We recently began leasing approximately 287,300 square feet of office and warehouse space in Romulus, Michigan. We lease approximately 1,500 square feet of office space in St. Louis, Missouri. We also own and lease buildings in Changzhou, Zhenjiang, and Changchun, China, and Icheon, Korea. These facilities total approximately 610,000 square feet. We believe that our current facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings.

        In 2005 and 2006, we received communications from Hydro-Quebec, a Canadian utility company, alleging that the cathode material of our batteries infringes U.S. Patent No. 5,910,382 and U.S. Patent No. 6,514,640 that had been granted to The University of Texas, or UT, and that relate to certain electrode materials used in lithium-ion batteries. We refer to these patents by the last three digits of the patent number. The '382 and '640 patents include claims that claim to cover battery cathode material having a particular crystal structure and chemical formula. We contend that our cathode material has a different crystal structure and chemical formula.

        We believe that UT subsequently licensed the patents to Hydro-Quebec, which in turn licensed the technology to companies that make and sell electrode materials for batteries. On April 7, 2006, we commenced an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that our products do not infringe these patents and that the patents are invalid. On September 8, 2006, we also requested ex parte reexamination of the two patents by the U.S. Patent & Trademark Office, or PTO, to determine whether the subject matter they claim is patentable. The reexamination process does not result in findings of infringement. In order to have a patent reexamined, the party of interest must submit prior art that raises a "substantial new question of patentability". If the PTO determines that there is a substantial new question of patentability, it will order a reexamination. In an ex parte reexamination, a third party requesting reexamination does not participate further in the reexamination proceedings. Once a reexamination is ordered, a new examiner is assigned to the case and the patent goes through another examination similar in procedure to the examination it received leading up to the issuance of the patent in the first instance. If any claims are rejected in light of the new questions raised, then the patent owner can narrow or cancel the rejected claims to try to avoid rejection of the claims. The patent owner can also submit new claims, provided they are not broader than the claims in the original patent. Once the reexamination has been concluded and if any claims are considered patentable, a "Certificate of Reexamination" is issued.

        On September 11, 2006, Hydro-Quebec and UT commenced an action in the United States District Court for the Northern District of Texas against us, one of our customers, Black & Decker, whom we have agreed to indemnify, and one of our suppliers alleging infringement of the two patents and, in a later amended complaint, false advertising. The plaintiffs' complaint alleges infringement of various claims of the '382 Patent and various claims of the '640 Patent and that we and Black & Decker have engaged in false advertising by making representations about the source and nature of our technology. The complaint seeks injunctive relief, including against making, using or selling any product containing the patented technology, actual damages in an unspecified amount, increased and/or treble damages, interest, costs and attorney fees.

        In October 2006 and January 2007, the PTO granted our requests for reexamination of the two patents. In January and February 2007, the two litigations in Massachusetts and Texas were stayed pending the PTO reexaminations. Various motions to dismiss, filed by parties on both sides of the dispute, remain undecided.

        During the reexamination, the PTO rejected all of the original claims of the '382 Patent as unpatentable. UT then amended the claims of the '382 Patent to make them narrower than the original claims in order to distinguish the claimed invention from the prior art and added two new and narrower claims. The PTO determined that the narrower amended and new claims of the '382 Patent submitted during reexamination are patentable and concluded the reexamination of the '382 Patent. On April 15, 2008, the PTO issued a reexamination certificate with the amended claims and the two new claims. During the reexamination of the '640 Patent, the PTO rejected all of the original claims of the '640 Patent as unpatentable. UT then amended the claims of the '640 Patent to make them narrower than the original claims in order to distinguish the claimed invention from the prior art.

        On December 22, 2008, the parties jointly requested that the stay of the litigation continue pending resolution of the reexamination of the '640 Patent. On May 12, 2009, the PTO issued a Reexamination Certificate for the '640 Patent with the amended narrower claims, thus removing the last condition for staying this litigation, although the litigation currently remains stayed. As a result, while Hydro-Quebec and UT may assert the narrower claims of the reexamination certificate against any alleged infringer, including us, they are unable to continue to assert the original claims of the '382 Patent and the '640 Patent against us. On June 11, 2009, we filed a motion to reopen the lawsuit in Massachusetts pursuant to the court's deadline to file within 30 days of the conclusion of the PTO's reexamination. On September 28, 2009, the Massachusetts court entered an order denying that motion, which we appealed on October 27, 2009 to the United States Court of Appeals for the Federal Circuit. On July 22, 2009, Hydro-Quebec and UT sent us a proposed Second Amended Complaint in the Texas litigation that they said they intend to seek leave to file in light of the PTO's reexaminations.

        If either or both of the lawsuits are reactivated, we expect that they could take as much as two years or more to reach trial, if at all. We believe that we do not infringe either UT patent, including the '382 Patent and the '640 Patent following reexamination, and that we have other meritorious defenses, and we intend to continue to vigorously defend our products and intellectual property rights. The '382 and '640 Patents include claims that claim to cover battery cathode material having a particular crystal structure and chemical formula, which Hydro-Quebec and UT claim our cathode material infringes. We believe, and contend in the lawsuits, that our cathode material has a different crystal structure and chemical formula that is not covered by the '382 and '640 patents. However, due to the nature of the litigation, we cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. Although Hydro-Quebec and UT have not specified in their complaint the nature or extent of their damages, they have asked for injunctive relief and we believe that they would likely seek substantial damages that could involve both one-time payments and on-going amounts. Regardless of the ultimate outcome of the litigation, it could result in significant legal expenses and diversion of time by our technical and managerial personnel. The results of these proceedings are uncertain, and there can be no assurance that they will not have a material adverse effect on our business, operating results, and financial condition.

        On February 3, 2010, we received notice that LG Chem, Ltd. or LG Chem, filed applications in the 50th division of Seoul District Court for preliminary injunctions against six former employees who are now employed either by our Enerland subsidiary or by us. The applications allege that these former employees violated the two year non-competition clause in their employment contracts with LG Chem and that there is a likelihood that they are infringing LG Chem 's trade secrets by working for a competitor. Although LG Chem has not commenced legal action against us or Enerland, LG Chem's legal action could result in significant legal expenses and diversion of time by our technical and management personnel.

Item 4.    [Reserved]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock began trading on the NASDAQ Global Market under the symbol "AONE" on September 24, 2009. The following table sets forth the high and low sale prices as reported on the NASDAQ Global Market during each of the previous two quarters.

	Common Stock Price
	High	Low
2009
Third Quarter (beginning September 24, 2009)	$22.10	$16.56
Fourth Quarter	$28.20	$14. 31

        As of March 11, 2010, we had approximately 211 stockholders of record. We have not paid any cash dividends since inception and do not anticipate paying cash dividends in the foreseeable future. Our term loan restricts our ability to pay cash dividends.

        Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

        (a)   Sales of Unregistered Securities

        During the fiscal year ended December 31, 2009, we granted stock options to purchase an aggregate of 2,585,560 shares of our common stock, with a weighted-average exercise price of $9.55 per share, to employees and directors pursuant to our 2001 stock incentive plan and stock options to purchase an aggregate of 329,250 shares of our common stock, with a weighted-average exercise price of $20.11 per share, to employees and directors pursuant to our 2009 stock incentive plan. An aggregate of 141,312 shares were issued upon the exercise of stock options issued under our 2001 stock incentive plan, at a weighted-average exercise price of $2.61 per share, for an aggregate consideration of $368,969. The securities described in this paragraph were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.

        All securities described in this subsection (a) of this Item are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

        (b)   Use of Proceeds from Public Offering of Common Stock

        On September 29, 2009, we closed our IPO. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-152871), which was declared effective by the SEC on September 23, 2009, and a registration statement on Form S-1 (File No. 333-162090) filed pursuant to Rule 424(b) of the Securities Act. We raised approximately $391.8 million in net proceeds after deducting underwriting discounts and commissions of $30.0 million and other estimated offering costs of $6.7 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through December 31, 2009, we used approximately $36.9 million of the net proceeds primarily to fund our operations and the expansion of our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in a registered money market fund.

Corporate Performance Graph

        The following Performance Graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares the cumulative 3-month total return attained by shareholders on A123 Systems, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the Dow Jones US Electrical Components & Equipment TSM index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on 9/24/2009 and in each of the indexes on 8/31/2009 and its relative performance is tracked through 12/31/2009.

COMPARISON OF 3 MONTH CUMULATIVE TOTAL RETURN*
Among A123 Systems, Inc., The NASDAQ Composite Index
And The Dow Jones US Electrical Components & Equipment TSM Index

*$100 invested on 9/24/09 in stock or 8/31/09 in index, including reinvestment of dividends.
Fiscal year ending December 31, 2009.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/24/09	9/30/09	10/31/09	11/30/09	12/31/09
A123 Systems, Inc.	100.00	105.08	96.90	79.60	110.60
NASDAQ Composite	100.00	105.45	101.96	107.04	113.03
Dow Jones US Electrical Components & Equipment TSM	100.00	108.56	103.30	105.70	116.90

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data.

        You should read the following selected financial data together with our consolidated financial statements and the related notes contained in Item 8 of Part II of this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for each of the three years ended December 31, 2007, 2008, and 2009 and the consolidated balance sheet data as of December 31, 2008 and 2009 from the audited consolidated financial statements contained in Item 8 of Part II of this Form 10-K. The selected consolidated balance sheet data as of December 31, 2005, 2006, and 2007, and the statement of operations data for the years ended December 31, 2005 and 2006, have been derived from the audited consolidated financial statements.

        The historical financial information set forth below may not be indicative of our future performance and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and notes to those statements included in Item 7 of Part II and Item 8 of Part II, respectively, of this Form 10-K.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Revenue:
Product	$—	$28,346	$35,504	$53,514	$76,519
Research and development services	749	6,002	5,845	15,011	14,530

Total revenue	749	34,348	41,349	68,525	91,049

Cost of revenue:
Product		28,960	38,320	70,474	83,778
Research and development services(1)		4,417	4,499	10,295	9,963

Total cost of revenue		33,377	42,819	80,769	93,741

Gross profit (loss)		971	(1,470)	(12,244)	(2,692)

Operating expenses:
Research and development	11,164	8,851	13,241	36,953	48,286
Sales and marketing	862	1,537	4,307	8,851	8,455
General and administrative	3,000	6,129	13,336	21,544	26,004

Total operating expenses	15,026	16,517	30,884	67,348	82,745

Operating loss	(14,277)	(15,546)	(32,354)	(79,592)	(85,437)

Other income (expense):
Interest income	378	871	1,729	1,258	165
Interest expense	(422)	(641)	(716)	(812)	(1,206)
Gain (loss) on foreign exchange	—	—	502	(724)	682
Unrealized loss on preferred stock warrant liability	—	(362)	(57)	(286)	(515)

Other (expense) income, net	(44)	(132)	1,458	(564)	(874)

Loss from operations, before tax	(14,321)	(15,678)	(30,896)	(80,156)	(86,311)
Provision for income taxes	—	40	97	275	278

Loss from operations, net of tax	(14,321)	(15,718)	(30,993)	(80,431)	(86,589)
Cumulative effect of change in accounting principle	—	(57)	—	—	—

Net loss	(14,321)	(15,775)	(30,993)	(80,431)	(86,589)
Less: Net loss (income) attributable to the noncontrolling interest	—	—	27	(39)	810

Net loss attributable to A123 Systems, Inc.	(14,321)	(15,775)	(30,966)	(80,470)	(85,779)
Accretion to preferred stock	(35)	(26)	(35)	(42)	(45)

Net loss attributable to A123 Systems, Inc. common stockholders	$(14,356)	$(15,801)	$(31,001)	$(80,512)	$(85,824)

Other Operating Data:
Shipments (in watt hours, or Wh) (in thousands)(2)	—	20,016	32,010	44,900	66,461

(1)
In periods prior to 2006, we were a development stage company, and research and development costs of revenue were included in research and development operating expenses.

(2)
We measure our product shipments in watt hours, or Wh, which refers to the aggregate amount of energy that could be delivered in a single complete discharge of a battery. We calculate watt hours for each of our battery models by multiplying the battery's amp hour, or Ah, storage capacity by the battery's voltage rating. For example, our 26650 battery is a 2.3 Ah battery that operates at 3.3 V, resulting in a 7.6 Wh rating. The Wh metric allows us and our investors to measure our manufacturing capacity and shipments, regardless of battery voltages and Ah specifications, utilizing a uniform and consistent metric.

	As of December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,900	$9,484	$23,359	$70,510	$457,122
Working capital	3,069	14,314	30,727	69,345	470,424
Total assets	18,562	47,668	105,146	208,960	618,090
Preferred stock warrant liability	—	694	664	950	—
Long-term debt, including current portion	3,623	5,404	6,071	10,522	13,894
Redeemable convertible preferred stock	32,595	62,884	132,914	234,954	—
Redeemable common stock	—	—	—	11,500	—
Total A123 Systems, Inc. stockholders' (deficit) equity	(24,637)	(34,032)	(62,603)	(133,428)	528,220

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

        We design, develop, manufacture and sell advanced, rechargeable lithium-ion batteries and battery systems. Our target markets are the transportation, electric grid services and consumer markets.

        We market and sell our products primarily through a direct sales force. In the transportation market, we are focusing sales of our batteries and battery systems to automotive and heavy duty vehicle manufacturers either directly or through tier 1 suppliers. We work with automotive and heavy duty vehicle manufacturers directly to educate and inform them about the benefits of our technology for use in HEVs, PHEVs, and EVs, and are engaged in design and development efforts with several automotive and heavy duty vehicle manufacturers and tier 1 suppliers. At the same time, we work with tier 1 suppliers who are developing integrated solutions using our batteries. In the electric grid services market, our agreement with AES Energy Storage, LLC, a unit of AES Corporation, was initiated directly by our sales force. In the consumer market, our sales are made both directly and indirectly through distributors with key accounts managed by our sales personnel. We have entered into an exclusive agreement to license certain of our technology in the field of consumer electronic devices (excluding power tools and certain other consumer products) and expect to receive royalty fees on net sales of licensed products that include our technology. We expect to expand our sales presence in Europe and Asia as our business in those regions continues to grow. We expect international markets to provide increased opportunities for our products. We opened our first European sales office in Germany in May 2009.

        Our sales cycles vary by product and market segment. Most of our batteries and battery systems typically undergo a lengthy development and qualification period prior to commercial production. We expect that the total time from customer introduction to commercial production will range up to five years depending on the specific product and market served. Our long and unpredictable sales cycles and the potential large size of battery supply and development contracts cause our period-to-period financial results to be susceptible to significant variability. Since most of our operating and capital expenses are incurred up-front based on the anticipated timing of estimated design wins and customer orders, the loss or delay of any such orders could have a material adverse effect on a period's results. The variability in our period-to-period results will also be driven by likely period-to-period variations in product mix and by the seasonality experienced by some of the end markets into which we sell our products.

        We have been expanding our manufacturing capacity since inception, including the current expansion of our Livonia and Romulus, Michigan facilities, and we intend to further expand our manufacturing capacity by constructing more manufacturing lines. We intend to accelerate the expansion of our manufacturing capacity subject to actual and anticipated future demand for our products and the receipt of stimulus funds from the U.S. and state governments. We believe that increases in production capacity have had, and will continue to have, a significant effect on our financial condition and results of operations. We have made and continue to make significant up-front investments in our manufacturing capacity, which negatively impact earnings and cash balances, but we expect these investments will increase our revenue in the long term.

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

        We have continued to experience significant losses since inception, as we have continued to invest significantly to support the anticipated growth in our business. In particular, we have invested in product development and sales and marketing in order to meet product requirements of our target markets and to secure design wins that may lead to strong revenue growth and general and administrative overhead to develop the infrastructure to support the business. We have also invested in the expansion of our manufacturing capacity to meet anticipated demand and our battery systems capabilities to provide battery systems solutions to our customers. As our business grows, the key factors to improving our financial performance will be revenue growth and revenue diversification into the transportation and electric grid services markets. Our revenue growth and revenue diversification will depend on our ability to secure design wins in the transportation and electric grid services markets. Higher revenue will also impact gross profit positively as higher production volumes will provide for increased absorption of manufacturing overhead and will reduce, on a percentage basis, the costs associated with increasing our production capacity.

        In December 2009, we executed an agreement with the DOE regarding the terms and conditions of the $249.1 million grant awarded under the DOE's Battery Initiative to fund the construction of new lithium-ion battery manufacturing facilities in Michigan. Under the DOE Battery Initiative, we are required to spend up to one dollar of our funds for every incentive dollar received and to comply with applicable NEPA requirements. We are also negotiating a loan under the $25 billion ATVM Program to support this manufacturing expansion. Based on the amount of our grant award under the DOE Battery Initiative and the guidelines associated with the ATVM Program, we believe we will be permitted to borrow up to $233 million under the ATVM Program. We expect we will be required to spend one dollar of our own funds for every four dollars we borrow under the ATVM Program. The timing and the amount of any loan we may receive under the ATVM Program are currently not known by us, and, once disclosed to us, are subject to change and negotiation with the federal government.

        In October 2009, we entered into a High-Tech Credit agreement with the Michigan Economic Growth Authority, or MEGA, pursuant to which we are eligible for a 15-year tax credit, beginning with the 2011 fiscal year or 2010 fiscal year if we elect. This credit has an estimated value of up to $25.3 million, depending on the number of jobs we create in Michigan. In November 2009, we entered into a Cell Manufacturing Credit agreement with MEGA pursuant to which we are eligible for a credit equal to 50% of our capital investment expenses commencing January 2009, up to a maximum of $100 million over a four-year period related to the construction of our integrated battery cell manufacturing plant. The credit shall not exceed $25 million per year beginning with the tax year of 2012. We are required to create 300 jobs no later than December 31, 2016 in order to receive the refundable tax credit. The tax credit is subject to a repayment provision in the event we relocate 51% or more of the 300 jobs outside of the State of Michigan within three years after the last year we received the tax credit. We have incurred expenses of $12.7 million related to the construction of our facility, and we are expecting to receive approximately $6.3 million in refundable tax credits related to these expenses.

        On September 29, 2009, we sold 31,727,075 shares of common stock in our initial public offering of common stock at an offering price of $13.50 per share, resulting in net proceeds of approximately $391.8 million after deducting underwriting discounts and offering costs.

Financial Operations Overview

Revenue

        We derive revenue from product sales and research and development services.

        Product Revenue.    Product revenue is derived from the sale of our batteries and battery systems. For the year ended December 31, 2009, product revenue represented 84% of our total revenue.

        A significant portion of our revenue is generated from a limited number of customers. Our four largest customers (BAE Systems, Black & Decker, Mercedes-Benz HighPerformanceEngines, and AES Energy Storage, LLC) accounted for approximately 66% of our total revenue during the year ended December 31, 2009, and we expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future. As we increase our focus on the transportation and electric grid markets, BAE Systems and AES Energy Storage will represent a significant portion of our 2010 revenue, and the loss of BAE Systems or AES Energy as a customer could have a material adverse effect on our short-term revenue. Black & Decker has historically represented a significant portion of our revenue; however, we expect revenue from Black & Decker to decline in future periods as we increase our focus on the transportation and electric grid markets and Black & Decker engages additional suppliers for its battery requirements. In addition, Black & Decker recently announced that it has entered into a definitive merger agreement with Stanley Works, and we do not yet know what impact, if any, this will have on our current relationship with Black & Decker. We do not anticipate receiving any revenue in 2010 from Mercedes-Benz HighPerformanceEngines.

        Research and Development Services Revenue.    Research and development services revenue is derived from contracts awarded by the U.S. federal government, other government agencies and commercial customers. These activities range from pure research, in which we investigate design techniques on new battery technologies at the request of a government agency or commercial customer, to custom development projects in which we are paid to enhance or modify an existing product or develop a new product to meet a customer's specifications. We expect to continue to perform funded research and development work and to use the technology developed to advance our new product development efforts. We expect that revenue from research and development services will vary period-to-period depending on the timing of cash payments received and, if applicable, the achievement of milestones. We expect that research development services revenue will decrease as a percentage of our total revenue due to the expected increase in product revenue over the long-term.

        Deferred Revenue.    We record deferred revenue for product sales and research and development services in several different circumstances. These circumstances include (i) the products have been delivered or services have been performed but other revenue recognition criteria have not been satisfied (ii) payments have been received in advance of products being delivered or services being performed and (iii) when all other revenue recognition criteria have been met, but we are not able to reasonably estimate the warranty expense. Deferred revenue includes customer deposits and up-front fees associated with research and development arrangements. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue. Deferred revenue will vary depending on the timing and amount of cash receipts from customers and can vary significantly depending on specific contractual terms. As a result, deferred revenue is likely to fluctuate from period-to-period. During 2008, we received and recorded as deferred revenue a $25.0 million up-front payment in connection with our license agreement with Gillette. Under our exclusive license agreement with Gillette, Gillette paid us an up-front fee of $22.5 million and a support fee of $2.5 million. Gillette will also be required to pay us an additional license fee following the completion of a support period. In addition, the agreement requires Gillette to pay us royalty fees on net sales of products that include our technology. We have agreed with Gillette that if, during a certain period following execution of the license agreement, we enter into an agreement with a third party that materially restricts Gillette's license rights under the license agreement, then we may be required to refund to Gillette all license and support fees paid to us by Gillette under the license agreement, plus, in certain cases, an additional amount to cover Gillette's capital and other expenses paid and/or committed by Gillette in reliance upon its rights under the license agreement. Revenue recognition is expected to commence two years from the date of the agreement, upon successful transfer of technology know how to Gillette. The license and support fee will be recognized on a straight-line basis over the longer of the patent term or the expected customer relationship.

Cost of Revenue and Gross Profit

        Cost of product revenue includes the cost of raw materials, labor and outside processing fees that are required for the development and manufacture of our products, as well as manufacturing overhead costs (including depreciation), inventory obsolescence charges, warranty costs and costs associated with increasing our production capacity. Raw material costs, which are our most significant cost item over the past two years, have historically been stable, but increasing energy costs for some of our materials are expected to increase this cost. This increase may be partially offset by process innovation, dual sourcing of materials and increased volume if we achieve better economies of scale. We incur costs associated with unabsorbed manufacturing expenses prior to a factory operating at normal operating capacity. We expect these unabsorbed manufacturing costs, which include certain personnel, rent, utilities, materials, testing and depreciation costs, to increase in absolute dollars and as a percentage of revenue in the near term.

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

        Our gross profit/(loss) is affected by a number of factors, including the mix of products sold, customer diversification, the mix between product revenue and research and development services revenue, average selling prices, foreign exchange rates, our actual manufacturing costs and costs associated with increasing production capacity until full production is achieved. As we continue to grow and build out our manufacturing capacity, and as new product designs come into production, our gross profit will continue to fluctuate from period-to-period.

Factors that May Affect Comparability

        Public Company Expenses.    In September 2009, we completed an initial public offering of shares of our common stock. As a result, we are subject to laws, regulations, and requirements that we were not required to comply with as a private company including the Sarbanes-Oxley Act of 2002, other SEC regulations and the requirements of the NASDAQ Global Market. Compliance with these requirements requires us to increase our general and administrative expenses in order to pay consultants, legal counsel and independent registered public accountants to assist us in, among other things, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, as a public company, it is more expensive for us to obtain directors' and officers' liability insurance.

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

        General and Administrative Expenses.    General and administrative expenses consist primarily of personnel-related expenses related to our executive, legal, finance, human resource and information technology functions, as well as fees for professional services and allocated facility overhead expenses. Professional services consist principally of external legal, accounting, tax, audit and other consulting services. We expect general and administrative expenses to increase as we incur additional costs related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums, particularly those related to director and officer insurance. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business. We also expect to incur production start-up expenses related to our facilities in Livonia and Romulus, Michigan. Start-up expenses consist of salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a manufacturing facility before it has been qualified for full production, including the cost of raw materials run through the production line during the qualification phase. Accordingly, we expect that our general and administrative expenses will continue to increase in absolute dollars but decrease as a percentage of revenue in the long term.

        Other Income (Expense), Net.    Other income (expense), net consists primarily of interest income on cash balances, interest expense on borrowings, change in fair value of preferred stock warrants and foreign currency-related gains and losses. We have historically invested our cash in money market investments. Our interest income will vary each reporting period depending on our average cash balances during the period and the current level of interest rates. Similarly, our foreign currency-related gains and losses will also vary depending upon movements in underlying exchange rates. As of December 31, 2009, all preferred stock warrants have been converted to common stock warrants and we do not expect any gains or losses related to the change in the fair value of preferred stock warrants going forward.

        Provision for Income Taxes.    Through the year ended December 31, 2009, we incurred net losses since inception and have not recorded provisions for U.S. federal income taxes since the tax benefits of our net losses have been offset by valuation allowances.

        We have recorded a tax provision for foreign taxes associated with our foreign subsidiaries and state income taxes where our net operating loss deductions are limited by statutes.

Certain Trends and Uncertainties

        The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary, however, should be considered along with the factors identified in the section titled "Risk Factors" set forth in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this report.

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

Application of Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

  Revenue Recognition

        We recognize revenue once it is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met.

        Product revenue is generally recognized upon transfer of title and risk of loss, which is generally upon shipment, unless an acceptance period or other contingency exists. In general, our customary shipping terms are FOB shipping point or free carrier. In instances where customer acceptance of a product is required, revenue is either recognized upon the shipment when we are able to demonstrate the customer specific objective criteria have been met or the earlier of customer acceptance or expiration of the acceptance period.

        Research and development services revenue is recognized as services are performed consistent with the performance requirements of the contract using the proportional performance method. Where arrangements include milestones or governmental approval that impact the fees payable to us, revenue is limited to those amounts whereby collectability is reasonably assured. We recognize revenue earned under time and materials contracts as services are provided based upon actual costs incurred plus a contractually agreed-upon profit margin. We recognize revenue from fixed-price contracts, using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to determine the amount of revenue earned to date. Project costs are based on the direct salary and associated fringe benefits of the employees on the project plus all direct expenses incurred to complete the project that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. These estimates are based on historical experience and deliverables identified in the contract and are indicative of the level of benefit provided to our clients. There are no costs that are deferred and amortized over the contract term.

        If sales arrangements contain multiple elements, we determine if separate units of accounting exist within the arrangement. If separate units of accounting exist within an arrangement, we allocate revenue to each element based on the relative fair value of each of the elements.

        Fees to license the use of our proprietary and licensed technologies are recognized only after both the license period has commenced and the technology has been delivered to the customer. Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured; otherwise we recognize revenue upon receipt of payment. To date, we have not recognized any license or royalty revenue.

        Because of the nature of our products, revenue recognition is based on a number of quantitative and qualitative factors. This can lead to significant fluctuations in our quarterly and annual revenues.

  Product Warranty Obligations

        We accrue for product warranty costs at the time revenue is recognized based on the historical rate of claims and costs to provide warranty services. Our standard warranty period extends one to five years from the date of sale, depending on the type of product purchased and its application. Our estimates of the amounts necessary to settle warranty claims are based primarily on our past experience. For our new products and products that remain under development, we will be required to base our warranty estimates on historical experience of similar products, testing of our batteries and battery systems, and performance information learned during our development activities with the customer. Although we believe our estimates are adequate and that the judgment we apply is appropriate, actual warranty costs could differ materially from our estimates. If we experience an increase in warranty claims above historical experience or our costs to provide warranty services increase, we would be required to increase our warranty accrual, and our cost of revenue would increase. If we are unable to estimate warranty costs we would defer recognizing revenue until we can make that determination.

  Inventory

        We carry our inventory at the lower of historical cost or net realizable value assuming inventory items are consumed on a first-in, first-out basis. We recognize inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is written down to the estimated realizable value based on historical usage and expected demand. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technical obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in the cost of revenue in the period the revision is made.

  Business Combinations

        The purchase price of an acquisition accounted for as a purchase business combination is allocated to the tangible and intangible assets acquired based on their estimated fair values, with any amount in excess of such allocations designated as goodwill. Significant management judgment and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangibles. For example, it is necessary to estimate the portion of development efforts that are associated with technology that is in process and has no alternative future use. The valuation of purchased intangibles is based upon estimates of the future performance and cash flows from the acquired business. Using different assumptions would materially impact the purchase price allocation and our financial position and results of operations.

  Impairment of Goodwill and Acquired Intangible Assets

        Goodwill and intangible assets with indefinite lives are tested at least annually for impairment. We evaluate these assets on an annual basis as of October 1 or more frequently if we believe indicators of impairment exist.

        The estimates we have used are consistent with the plans and estimates that we use to manage our business. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

        As a result of the decline in revenue from our Enerland subsidiary and the termination of a supply agreement with Enerland's most significant customer during 2008, we evaluated the intangible asset associated with the customer relationships for impairment, which resulted in a $1.4 million intangible asset impairment charge in the year ended December 31, 2008 and a $0.2 million impairment charge in the year ended December 31, 2009.

  Impairment of Long-Lived Assets

        We periodically evaluate our long-lived assets for events and circumstances that indicate a potential impairment. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.

        As a result of the decline in revenue from our Enerland subsidiary and the termination of the supply agreement with Enerland's largest customer, we concluded that impairment indicators existed. As a result, we reviewed our long-lived assets associated with the production of small prismatic batteries and recorded a $1.7 million impairment in the year ended December 31, 2008. During the year ended December 31, 2009, we recorded a $0.7 million charge related to impaired equipment at our China facility.

  Government Grants

        We recognize government grants when there is a reasonable assurance that we will comply with the conditions attached to the grant arrangement and the grant will be received. For reimbursements of expenses, the government grants are recognized as reduction of the related expense. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset. The grant is recognized in profit or loss over the life of a depreciable asset as reduced depreciation expense. When funding is received in advance of complying with certain conditions, we recognize a liability and restricted cash on the consolidated balance sheets.

  Stock-Based Compensation

        We use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. We recognize the compensation expense of share-based awards on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

        The determination of fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of our common stock as of the time of grant and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

        Prior to our initial public offering, the fair value for our common stock, for the purpose of determining the exercise prices of our common stock options, was estimated by our board of directors, with input from management. Our board of directors exercised judgment in determining the estimated fair value of our common stock on the date of grant based on various factors, including:

  •
  the prices for our convertible preferred stock sold to outside investors in arm's-length transactions;

  •
  the rights, preferences and privileges of that convertible preferred stock relative to those of our common stock;

  •
  our operating and financial performance;

  •
  the hiring of key personnel;

  •
  the introduction of new products;

  •
  our stage of development and revenue growth;

  •
  the lack of an active public market for our common and preferred stock;

  •
  industry information such as market growth and volume;

  •
  the performance of similarly-situated companies in our industry;

  •
  the execution of strategic and development agreements;

  •
  the risks inherent in the development and expansion of our products and services;

  •
  the prices of our common stock sold to outside investors in arm's-length transactions; and

  •
  the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions and the nature and history of our business.

        We believe consideration of these factors by our board of directors was a reasonable approach to estimating the fair value of our common stock for those periods. Determining the fair value of our stock requires complex and subjective judgments, however, and there is inherent uncertainty in our estimate of fair value.

        Subsequent to our initial public offering the fair value of our common stock on the date of grant is the closing price of the common stock as traded on the NASDAQ Global Market.

        We have a limited history of market prices, and as such, we estimate our common stock volatility by using historical volatilities of similar companies. We based our analysis of expected volatility on reported data for a peer group of companies that issued options with substantially similar terms using an average of the historical volatility measures of this peer group of companies. Based on this analysis, the expected volatility for options granted during the years ended December 31, 2007, 2008 and 2009 was determined to be 63%, 66%, and 73%, respectively. The expected life of options has been determined utilizing the "simplified" method as prescribed by the Stock Compensation Subtopic of the FASB Codification, which uses the midpoint between the vesting date and the end of the contractual term. Accordingly, the expected life of options granted during the years ended December 31, 2007, 2008 and 2009 was 6.07 years, 6.14 years, and 6.25 years, respectively. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected life of the stock options and the weighted average risk-free interest rate range for the years ended December 31, 2007, 2008 and 2009 was 4.5-4.7%, 3.0-3.4%, and 2.7-3.2%, respectively. We have not paid, and do not anticipate paying, cash dividends on our shares of common stock; therefore, the expected dividend yield was assumed to be zero. We utilize an estimated forfeiture rate when calculating the expense for the period. As a result, we applied estimated forfeiture rate of 0% for executives and estimate forfeiture rate for nonexecutives of 11%, 11%, and 9% for the years ended December 31, 2007, 2008 and 2009, respectively. Estimated forfeiture rates are based on a review of our historical forfeitures and used to determine the expense recorded in our statements of operations. If this estimated rate changes in future periods due to different actual forfeitures, our stock compensation expense may increase or decrease significantly. If there are any modifications or cancellations of the underlying unvested securities or the terms of the stock option, we may be required to accelerate, increase or cancel any remaining unamortized share-based compensation expense.

        The following table presents the grant dates and related exercise prices of stock options granted to employees during the years ended December 31, 2008 and 2009:

Grants made during quarter ended	Number of Options Granted	Weighted Average Exercise Price
March 31, 2008	1,228,465	$7.00
June 30, 2008	514,450	11.69
September 30, 2008	298,600	13.28
December 31, 2008	—	—
March 31, 2009	—	—
June 30, 2009	2,235,560	9.48
September 30, 2009	350,000	10.00
December 31, 2009	329,250	20.11

Total grants	4,956,325	$10.07

        Based on the closing price of our common stock at December 31, 2009, the aggregate intrinsic value of our outstanding stock options as of December 31, 2009 was $175.1 million.

  Grants to Non-Employees

        We estimate the fair value of options issued to non-employees using the Black-Scholes option-pricing model and derive the assumptions used to determine the fair value in a similar manner as described above for employee awards. These options are subject to variable accounting over the service period, which we expect to be the vesting period. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete. We believe that our assumptions, including the risk-free interest rate and expected life used to determine fair value, are appropriate. However, if different assumptions had been used, the fair value of the equity instruments issued to non-employee vendors would have been different from the amount we computed and recorded which would have resulted in either an increase or decrease in the compensation expense.

  Income Taxes

        We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provisions for income taxes. We account for income taxes in accordance with the asset and liability method for accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

        We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2009, we had a full valuation allowance against substantially all our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

        Effective January 1, 2007, we follow a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

        We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position's sustainability and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Results of Consolidated Operations

        The following table sets forth selected consolidated statements of operations data for each of the periods (in thousands):

	Year Ended December 31,
	2007	2008	2009
Revenue:
Product	$35,504	$53,514	$76,519
Research and development services	5,845	15,011	14,530

Total revenue	41,349	68,525	91,049

Cost of revenue:
Product	38,320	70,474	83,778
Research and development services	4,499	10,295	9,963

Total cost of revenue	42,819	80,769	93,741

Gross loss	(1,470)	(12,244)	(2,692)

Operating expenses:
Research and development	13,241	36,953	48,286
Sales and marketing	4,307	8,851	8,455
General and administrative	13,336	21,544	26,004

Total operating expenses	30,884	67,348	82,745

Operating loss	(32,354)	(79,592)	(85,437)
Other income (expense):
Interest income	1,729	1,258	165
Interest expense	(716)	(812)	(1,206)
Gain (loss) on foreign exchange	502	(724)	682
Unrealized loss on preferred stock warrant liability	(57)	(286)	(515)

Other income (expense), net	1,458	(564)	(874)

Loss from operations, before tax	(30,896)	(80,156)	(86,311)
Provision for income taxes	97	275	278

Net loss	(30,993)	(80,431)	(86,589)
Less: Net loss (income) attributable to the noncontrolling interest	27	(39)	810

Net loss attributable to A123 Systems, Inc.	(30,966)	(80,470)	(85,779)
Accretion to preferred stock	(35)	(42)	(45)

Net loss attributable A123 Systems, Inc. common stockholders	$(31,001)	$(80,512)	$(85,824)

Other Operating Data:
Shipments (in watt hours, or Wh) (in thousands)	32,010	44,900	66,461

  Years Ended December 31, 2008 and 2009

  Revenue

	Year Ended December 31,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Revenue
Product
Consumer	$40,752	$20,141	$(20,611)	-50.6%
Transportation	9,862	45,298	35,436	359.3%
Electric grid	2,900	11,080	8,180	282.1%

Total Product	53,514	76,519	23,005	43.0%
Research and development services	15,011	14,530	(481)	-3.2%

Total revenue	$68,525	$91,049	$22,524	32.9%

        Product Revenue.    The increase in product revenue was primarily due to an increase in sales to customers in the transportation industry of $35.4 million and in the electric grid industry of $8.2 million. These increases were partially offset by a decrease of $17.5 million in sales to Black & Decker and its affiliates and a decrease of $6.0 million related to the decline in demand for our radio controlled products. Sales to other consumer customers increased by $2.9 million.

        Research and Development Services Revenue.    Revenue related to government agency research contracts increased by $2.5 million, and revenue related to commercial projects decreased by $3.0 million. The increase in government agency research contract revenue was due to new project awards. The decrease in revenue from commercial projects was due to the timing of project milestones and revenue recognition on active projects.

  Cost of Revenue and Gross Profit (Loss)

	Year Ended December 31,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Product	$70,474	$83,778	$13,304	18.9%
Research and development services	10,295	9,963	(332)	-3.2%

Total cost of revenue	$80,769	$93,741	$12,972	16.1%

Gross profit (loss)
Product	$(16,960)	$(7,259)	$9,701	-57.2%
Research and development services	4,716	4,567	(149)	-3.2%

Total gross loss	$(12,244)	$(2,692)	$9,552	-78.0%

        Cost of Product Revenue.    The increase in cost of product revenue was primarily due to the increase in product revenue.

        Cost of Research and Development Services Revenues.    The decrease in costs of research and development services revenue resulted from the decrease in research and development services revenues.

        Product Gross Profit (Loss).    We experienced a product gross loss during the year ended December 31, 2009, primarily due to low factory utilization. Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity and the timing of the production of new product designs. For example, unabsorbed manufacturing expenses were $21.7 million during the year ended December 31, 2009. As a result, our gross profit or loss will vary significantly from period-to period going forward.

        Research and Development Gross Profit.    Research and development gross profit decreased due to the decrease in research and development services revenue and the timing of project milestones.

  Operating Expenses

	Year Ended December 31,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Operating expenses
Research and development	$36,953	$48,286	$11,333	30.7%
Sales and marketing	8,851	8,455	(396)	-4.5%
General and administrative	21,544	26,004	4,460	20.7%

Total operating expenses	$67,348	$82,745	$15,397	22.9%

        Research and Development Expenses.    A portion of research and development expenses was offset by cost-sharing funding. Our research and development expenditures are summarized as follows:

	Year Ended December 31,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Research and development expenditures
Aggregated research and development expenditures	$41,778	$51,050	$9,272	22.2%
Research and development reimbursements	4,825	2,764	(2,061)	-42.7%

Research and development expenses	$36,953	$48,286	$11,333	30.7%

        The increase in research and development expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily attributable to an increase of $4.4 million in personnel-related expenses associated with an increase in research and development personnel who primarily focus on manufacturing process alternatives, material science chemistry and battery and battery systems technology, in addition to an increase in general product development and other research and development expenses of $6.9 million. Research and development expense as a percentage of revenue was 54% in the year ended December 31, 2008, compared to 53% in the year ended December 31, 2009.

        Sales and Marketing Expenses.    The decrease in sales and marketing expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily attributable to a decrease of $1.1 million in amortization of intangible assets primarily related to an asset impairment charge taken in the year ended December 31, 2008 and a decrease of $0.2 million in other sales and marketing expenses. These amounts were partially offset by an increase of $0.9 million in personnel-related expenses associated with an increase in sales and marketing personnel. Sales and marketing expense was 13% of revenue for the year ended December 31, 2008, compared to 9% for the year ended December 31, 2009.

        General and Administrative Expenses.    The increase in general and administrative expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to an increase in professional fees of $4.5 million and personnel-related expenses of $3.2 million. Professional fees were higher compared to the year ended December 31, 2008 primarily due to legal and consulting fees associated with the application process of the Department of Energy's ATVM loan and grant programs. These amounts were partially offset by a decrease due to a $1.3 million payment related to a termination agreement with a customer which is included in the year ended December 2008 and a decrease in other general and administrative expenses of $1.9 million. General and administrative expense was 31% of revenue for the year ended December 31, 2008, compared to 29% for the year ended December 31, 2009.

  Other Income (Expense), Net

	Year Ended December 31,
	2008	2009	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest income	$1,258	$165	$(1,093)	-86.9%
Interest expense	(812)	(1,206)	(394)	48.5%
(Loss) gain on foreign exchange	(724)	682	1,406	194.2%
Unrealized loss on preferred stock warrant liability	(286)	(515)	(229)	80.1%

Total other expense, net	$(564)	$(874)	$(310)	55.0%

        The decrease in interest income for the year ended December 31, 2009 was primarily due to lower prevailing interest rates combined with a greater use of money market funds to limit our exposure to loss and to preserve principle. The increase in interest expense was primarily due to the total debt outstanding and additional borrowings which occurred between December 31, 2008 and December 31, 2009. The increase in net foreign exchange gains for the year ended December 31, 2009 is due to the effect of currency exchange rate changes on transactions that are non U.S. Dollar denominated and charged or credited to earnings, particularly the favorable change in Korean Won to U.S. Dollar foreign exchange rates. The increase in unrealized loss on preferred stock warrant liability was due to the increase in the fair market value of our stock. As of December 31, 2009, all preferred stock warrants have been converted to common stock warrants and we do not expect any gains or losses on the change in fair value of preferred stock warrants in future periods.

        Provision for Income Taxes.    The provision for income taxes for the year ended December 31, 2008 and 2009 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Years Ended December 31, 2007 and 2008

  Revenue

	Year Ended December 31,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Revenue
Product
Consumer	$32,908	$40,752	$7,844	23.8%
Transportation	2,596	9,862	7,266	279.9%
Electric grid	—	2,900	2,900	100.0%

Total Product	35,504	53,514	18,010	50.7%
Research and development services	5,845	15,011	9,166	156.8%

Total revenue	$41,349	$68,525	$27,176	65.7%

        Product Revenue.    The increase in product revenue was primarily due to an increase in sales to customers in the transportation industry of $7.3 million, increased sales of $5.1 million due to the inclusion of a full year of sales for Enerland, which we acquired in August 2007 and sales in the electric grid market of $2.9 million. Sales to other new and existing customers increased by $2.7 million.

        Research and Development Services Revenue.    Revenue related to commercial projects increased by $11.3 million, which was partially offset by a $2.1 million decrease in revenue related to government agency research contracts. The increase in revenue from commercial projects was primarily related to new development arrangements with Chrysler and Mercedes-Benz HighPerformanceEngines. The decrease in government agency research contract revenue was due to the completion of projects during 2007 that were not replaced by new projects in 2008.

  Cost of Revenue and Gross Profit (Loss)

	Year Ended December 31,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Product	$38,320	$70,474	$32,154	83.9%
Research and development services	4,499	10,295	5,796	128.8%

Total cost of revenue	$42,819	$80,769	$37,950	88.6%

Gross profit (loss)
Product	$(2,816)	$(16,960)	$(14,144)	502.3%
Research and development services	1,346	4,716	3,370	250.4%

Total gross loss	$(1,470)	$(12,244)	$(10,774)	732.9%

        Cost of Product Revenue.    The increase in cost of product revenue in 2008 was primarily due to a 50.7% increase in product revenue, which includes a $6.0 million increase resulting from the inclusion of a full year of sales by Enerland as compared to the sales from Enerland for only four months in 2007, an increase in unabsorbed manufacturing expenses of $10.5 million and $5.1 million of charges related to excess and obsolete inventory. We also incurred a $1.2 million expense for non-cancelable purchase orders associated with the bankruptcy of Think Global, one of our customers in the transportation industry.

        Cost of Research and Development Services Revenue.    The increase in cost of research and development services revenue in 2008 resulted from the increase in research and development services revenues.

        Product Gross Profit (Loss).    We experienced a product gross loss during 2007 and 2008, primarily due to shifting away from a manufacturing model that was based substantially on the use of third-party contract manufacturers, and we continued to incur significant start-up costs from the opening of three manufacturing facilities in China and one in Hopkinton, Massachusetts in 2007. When new manufacturing facilities are opened, we incur significant start-up costs, which consist primarily of salaries and personnel-related costs and the cost of operating a new facility before it is operating at a full production level. In the long term, we expect the increase in our production will reduce the percentage of our cost of product revenue that is related to these unabsorbed manufacturing expenses.

        Research and Development Gross Profit.    During 2008, the increase in costs of research and development services revenue resulted from the increase in research and development services revenue and the timing of project milestones.

  Operating Expenses

	Year Ended December 31,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Operating expenses
Research and development	$13,241	$36,953	$23,712	179.1%
Sales and marketing	4,307	8,851	4,544	105.5%
General and administrative	13,336	21,544	8,208	61.5%

Total operating expenses	$30,884	$67,348	$36,464	118.1%

        Research and Development Expenses.    A portion of research and development expenses was offset by cost-sharing funding. Our research and development expenditures are summarized as follows:

	Year Ended December 31,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Research and development expenditures
Aggregated research and development expenditures	$16,329	$41,778	$25,449	155.9%
Research and development reimbursements	3,088	4,825	1,737	56.3%

Research and development expenses	$13,241	$36,953	$23,712	179.1%

        The increase in research and development expenses in 2008 was primarily attributable to an increase of $9.1 million in personnel-related expenses associated with an increase in research and development personnel who primarily focus on manufacturing process improvement, material science chemistry and battery and battery systems technology, an increase in general product development expenses of $12.7 million, travel expenses of $0.8 million, other general research and development expenses of $0.7 million and a $0.4 million in-process research and development charge related to the acquisition of Enerland. Research and development expense as a percentage of revenue was 32% in 2007, compared to 54% in 2008. We expect research and development expenses to increase in absolute dollars as we continue to focus on developing new products and continuously improving the performance of existing products.

        Sales and Marketing Expenses.    The increase in sales and marketing expenses in 2008 was primarily due to an increase of $1.6 million in personnel-related expenses associated with an increase in sales and marketing personnel. Marketing expenses related to trade shows, public relations, advertising and other sales and marketing related expenses increased by $1.1 million and travel expenses increased by $0.4 million in 2008. We also incurred a $1.4 million expense related to the impairment of our Enerland customer relationships intangible asset. We expect sales and marketing expenses to increase in absolute dollars as we are planning on expanding our application support personnel and to open sales offices outside of North America. Sales and marketing expense as a percentage of revenue was 10% in 2007, compared to 13% in 2008.

        General and Administrative Expenses.    The increase in general and administrative expenses during 2008 was primarily due to an increase in personnel-related expenses of $2.7 million, a payment of $1.3 million related to a termination agreement with a customer, travel expenses of $0.4 million, bad debt expense of $1.3 million primarily related to Enerland, and other general and administrative related expenses of $2.8 million. These amounts were partially offset by a decrease of $0.3 million in professional fees. We expect our general and administrative expenses to further increase as we incur additional expenses associated with being a publicly-traded company, including costs of comprehensively analyzing, documenting and testing our systems of internal controls and maintaining our disclosure controls and procedures in preparation for the regulatory requirements of the Sarbanes-Oxley Act, increased professional services fees, higher insurance costs, additional costs associated with general corporate governance and the hiring of additional personnel in connection with the remediation of our material weaknesses. General and administrative expense as a percentage of revenue was 32% in 2007, compared to 31% in 2008.

  Other Income (Expense), Net

	Year Ended December 31,
	2007	2008	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest income	$1,729	$1,258	$(471)	-27.2%
Interest expense	(716)	(812)	(96)	13.4%
Gain (loss) on foreign exchange	502	(724)	(1,226)	-244.2%
Unrealized loss on preferred stock warrant liability	(57)	(286)	(229)	401.8%

Total other income (expense), net	$1,458	$(564)	$(2,022)	-138.7%

        The decrease in other income (expense), net in 2008 was primarily due to a loss of $1.2 million in foreign exchange and a decrease in interest income of $0.5 million resulting from lower prevailing interest rates.

        Provision for Income Taxes.    The provision related to foreign and state income taxes. We did not report a benefit for federal income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

Liquidity and Capital Resources

  Sources of Liquidity

        Since inception, we have funded our operations primarily through private placements of preferred stock, common stock, convertible promissory notes, demand notes, term loans, credit facilities and our initial public offering. During the year ended December 31, 2009, we received $99.9 million from the issuance of 10.9 million shares of series F convertible preferred stock and $395.3 million in net proceeds from the shares of common stock sold through our initial public offering. As of December 31, 2009, we had cash and cash equivalents of $457.1 million and accounts receivable of $17.7 million.

        We believe that our available cash and cash equivalents will be sufficient to fund our operations for the next twelve months. In addition, we believe that our available cash and cash equivalents will provide sufficient capital to fund our anticipated customer demand through 2010. We make investments in manufacturing capacity up to 15 months prior to the time we need it to meet customer demand. If customer demand exceeds our current plans, we will need to raise additional capital sooner than planned. We have also applied for various State and Federal loan and grant programs and have been awarded a $249.1 million DOE grant to fund the construction of new lithium-ion battery manufacturing facilities in Michigan. We believe we will be permitted to borrow up to $233 million under the ATVM Program to support this manufacturing expansion. Under the DOE Battery Initiative, we are required to spend up to one dollar of our own funds for every incentive dollar we receive, and we expect we will be required to spend one dollar of our own funds for every four dollars we borrow under the ATVM Program. The timing and the amount of any loan we may receive under the ATVM Program, are currently not known by us, and, once disclosed to us, are subject to change and negotiation with the federal government. Access to these funds could offset some of our future capital needs. The future capital requirements that may be required to support expanded manufacturing capacity, product testing capabilities, and working capital could be significant over the next several years. If we are unable to access additional capital, our growth will be limited due to the inability to invest in additional manufacturing capacity.

  Capital Expenditures

        Our capital expenditures were $15.0 million in 2007, $41.4 million in 2008 and $39.4 million for 2009. In 2010 and beyond, we expect to use a significant portion of our cash for capital expenditures to increase manufacturing capacity in anticipation of increased demand for our products, including the current expansion of our manufacturing facilities in Michigan.

  Cash Flows

        The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2007	2008	2009
Net cash used in operating activities	$(28,897)	$(34,945)	$(73,559)
Net cash used in investing activities	(27,244)	(41,088)	(41,173)
Net cash provided by financing activities	70,034	123,018	501,436
Effect of foreign exchange rates on cash and cash equivalents	(18)	166	(92)

Net increase in cash and cash equivalents	$13,875	$47,151	$386,612

Cash Flows From Operating Activities

        Operating activities used $73.6 million of net cash during the year ended December 31, 2009. We incurred a net loss of $86.6 million in 2009, which included non-cash share-based compensation expense of $8.6 million and depreciation and amortization of $13.2 million. Changes in asset and liability accounts used $9.9 million of net cash during the year ended December 31, 2009.

        Operating activities used $34.9 million of net cash during the year ended December 31, 2008. We incurred a net loss of $80.4 million in the 2008, which included non-cash share-based compensation expense of $4.5 million, an impairment of long-lived assets and intangibles of $3.1 million, and depreciation and amortization of $8.2 million. Changes in asset and liability accounts generated $28.2 million of net cash during the year ended December 31, 2008, primarily due to $25.0 million in deferred revenue we received from Gillette.

        Operating activities used $28.9 million of net cash during the year ended December 31, 2007. We incurred a net loss of $31.0 million in 2007, which included non-cash share-based compensation expense of $1.6 million and depreciation and amortization of $3.9 million. Changes in assets and liabilities used $3.9 million of net cash during the year ended December 31, 2007.

        We anticipate negative cash flow from operations in the near future as we continue to support the anticipated growth of our business.

Cash Flows From Investing Activities

        Cash flows from investing activities primarily relate to capital expenditures to support our growth.

        Cash used in investing activities totaled $41.2 million during the year ended December 31, 2009 and consisted of capital expenditures of $39.4 million primarily related to the purchase of manufacturing equipment and an increase in restricted cash $1.8 million.

        Cash used in investing activities totaled $41.1 million during the year ended December 31, 2008 and consisted of capital expenditures of $41.4 million primarily related to the purchase of manufacturing equipment and an increase in restricted cash used $0.2 million of cash. These expenditures were partially offset by the proceeds from disposal of equipment totaling $0.5 million.

        Cash used in investing activities totaled $27.2 million during the year ended December 31, 2007 and consisted of capital expenditures of $15.0 million, primarily related to the purchase of manufacturing equipment, a decrease in restricted cash that generated $1.2 million of cash, $13.4 million of cash used, net of cash acquired, for the acquisition of Enerland and $0.1 million of cash used, net of cash acquired, for the purchase of Hymotion assets.

        We anticipate higher capital expenditure levels in future periods as we continue to fund the expansion of our facilities to support the anticipated growth of our business. Additionally, we anticipate investing cash outflows in future periods as we invest in joint ventures and other equity investments in order to establish strategic relationships.

Cash Flows From Financing Activities

        Cash flows from financing activities totaled $501.0 million during the year ended December 31, 2009 and included net proceeds from the initial public issuance of common stock of $395.8 million, proceeds of $99.6 million from the issuance of series F redeemable convertible preferred stock, proceeds from government grants of $3.9 million, and proceeds from issuance of long-term debt of $8.6 million. These proceeds were partially offset by repayments on long-term debt of $6.2 million, and repayments on capital lease obligations of $0.7 million. In 2010, we expect financing activities such as proceeds from grants, equity offerings and debt issuances to be a significant source of cash.

        Cash flows from financing activities totaled $123.0 million during the year ended December 31, 2008 and included proceeds of $102.0 million from the issuance of series E convertible preferred stock, $11.5 million from the issuance of redeemable common stock, proceeds of $5.0 million from the issuance of common stock, $9.1 million in proceeds from the issuance of long-term debt and $4.3 million from advances under credit lines. These proceeds were partially offset by repayments on long-term debt of $4.0 million and deferred offering costs of $3.8 million.

        Cash flows from financing activities totaled $70.0 million during the year ended December 31, 2007 and included proceeds of $69.9 million from the issuance of series D convertible preferred stock, proceeds of $1.0 million from the issuance of common stock and exercise of stock options and $2.7 million from advances under credit lines. These proceeds were offset by repayments on long-term debt and capital lease obligations of $3.6 million.

        We anticipate financing cash inflows as we receive funds from government grants and loans in future periods.

Credit Facilities

        As of December 31, 2009, the following credit facilities were outstanding:

Lender	Date	Type of Facility	Interest Rate (per annum)	Principal Amount	Amount Outstanding	Maturity Date
				(In Thousands)
Silicon Valley Bank	Sep-08	Term Loan	Prime +0.75%	7,500	5,417	Jan-12
Silicon Valley Bank	Apr-09	Term Loan	Prime +0.75%	2,500	2,153	Jul-12
Silicon Valley Bank	May-09	Term Loan	Prime +0.75%	3,000	2,667	Aug-12
Silicon Valley Bank	Jun-09	Term Loan	4.75%	1,000	916	Sep-12
Silicon Valley Bank	Aug-09	Term Loan	4.75%	1,000	916	Aug-12
Silicon Valley Bank	Sep-08	Operating Line of Credit	Prime	8,000	8,000	Sep-10
Industrial Bank of Korea	Mar-08	Term Loan	Variable	1,300	1,289	Feb-10*
Korean Government	Various	Refundable Grant	0%	447	429	Milestone-based
Small Business Corporation	Aug-06	Term Loan	Variable	156	107	Aug-11

*
The Industrial Bank of Korea Term Loan was paid in full during the first quarter of 2010.

Contractual Obligations

        Our contractual obligations relate primarily to borrowings under long-term debt obligations, capital leases, operating leases, and purchase obligations which include agreements or purchase orders to purchase goods or services that are enforceable and legally binding.

        The following is a summary of our contractual obligations as of December 31, 2009:

		Payments Due in
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt, including current portion	$13,894	$6,456	$7,364	$74	$—
Interest related to debt payments(1)	610	395	215	—	—
Capital lease obligations	604	411	149	44	—
Operating lease obligations	31,380	3,913	6,966	6,168	14,333
Purchase obligations(2)	45,605	45,605	—	—	—

	$92,093	$56,780	$14,694	$6,286	$14,333

(1)
Interest related to debt payments is based on the prime rate as of December 31, 2009, of 3.25%. The prime rate may fluctuate in future periods and may impact our interest payment obligations.

(2)
Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

        In addition, as discussed in Note 14 to our condensed consolidated financial statements, we have approximately $0.8 million associated with uncertain tax positions and related interest and penalties.

These liabilities are included as a component of "other long-term liabilities" in our consolidated balance sheet, as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity. Additionally, we have a line of credit with an outstanding balance of $8.0 million as of December 31, 2009.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

        As a consequence, our gross profit, operating results, profitability and cash flows are adversely impacted when the dollar depreciates relative to other foreign currencies. We have a particularly significant currency rate exposure to changes in the exchange rate between the RMB and South Korean Won to the U.S. dollar. For example, to the extent that we need to convert U.S. dollars for our operations, appreciation of the RMB or South Korean Won against the U.S. dollar would have an adverse effect on the amount we receive from the conversion.

        We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk.

        Interest Rate Sensitivity.    We had cash and cash equivalents totaling $457.1 million as of December 31, 2009, and $70.5 million as of December 31, 2008. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by up to 100 basis points during the year ended December 31, 2009, our interest income would have decreased by approximately $0.2 million, assuming consistent investment levels.

        Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the prime interest rate plus an additional margin, depending on the respective lending institutions. If the prime rate had increased by 100 basis points during the year ended December 31, 2009, our interest expense would have increased by approximately $0.2 million, assuming consistent borrowing levels.

Item 8.    Financial Statements and Supplementary Data.

A123 Systems, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
A123 Systems, Inc.
Watertown, Massachusetts

        We have audited the accompanying consolidated balance sheets of A123 Systems, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 15, 2010

A123 Systems, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2008	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$70,510	$457,122
Restricted cash	766	1,742
Accounts receivable, net	17,735	17,718
Inventory	35,724	37,438
Prepaid expenses and other current assets	5,101	8,895

Total current assets	129,836	522,915
Property, plant and equipment, net	52,705	71,662
Goodwill	9,581	9,581
Intangible assets, net	2,389	1,254
Deferred offering costs	4,532	—
Other assets	9,701	11,698
Restricted cash	216	980

Total assets	$208,960	$618,090

LIABILITIES, REDEEMABLE STOCK, AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Revolving credit lines	$8,000	$8,000
Current portion of long-term debt	4,629	6,456
Current portion of capital lease obligations	393	411
Accounts payable	19,471	16,475
Accrued expenses	14,381	11,689
Other current liabilities	405	1,859
Deferred revenue	13,050	7,543
Deferred rent	162	58

Total current liabilities	60,491	52,491
Long-term debt, net of current portion	5,893	7,438
Capital lease obligations, net of current portion	291	193
Deferred revenue, net of current portion	26,028	26,142
Deferred rent, net of current portion	20	630
Other long-term liabilities	1,390	2,866
Preferred stock warrant liability	950	—

Total liabilities	95,063	89,760
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock, $0.001 par value—46,798,184 and 0 shares authorized; 46,671,487 and 0 shares issued and outstanding at December 31, 2008 and December 31, 2009, respectively (liquidation and redemption value of up to $270,069 and $0, respectively)	234,954	—
Redeemable common stock, $0.001 par value—1,592,797 and 0 shares authorized, issued and outstanding at December 31, 2008 and December 31, 2009, respectively	11,500	—
Stockholders' (deficit) equity:
Series B-1 convertible preferred stock, $0.001 par value—1,493,065 and 0 shares authorized, issued and outstanding at December 31, 2008 and December 31, 2009, respectively	1	—
Preferred Stock, $0.001 par value—0 and 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and December 31, 2009, respectively	—	—
Common stock, $0.001 par value—115,000,000 and 250,000,000 shares authorized; 7,661,705 and 102,606,088 shares issued and outstanding at December 31, 2008 and December 31, 2009, respectively	8	103
Additional paid-in capital	19,649	767,694
Accumulated deficit	(152,889)	(238,668)
Accumulated other comprehensive loss	(197)	(909)

Total A123 Systems, Inc. stockholders' (deficit) equity	(133,428)	528,220
Noncontrolling interest	871	110

Total stockholders' (deficit) equity	(132,557)	528,330

Total liabilities, redeemable stock, and stockholders' (deficit) equity	$208,960	$618,090

See notes to consolidated financial statements.

A123 Systems, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2007	2008	2009
Revenue:
Product	$35,504	$53,514	$76,519
Research and development services	5,845	15,011	14,530

Total revenue	41,349	68,525	91,049

Cost of revenue:
Product	38,320	70,474	83,778
Research and development services	4,499	10,295	9,963

Total cost of revenue	42,819	80,769	93,741

Gross loss	(1,470)	(12,244)	(2,692)

Operating expenses:
Research and development	13,241	36,953	48,286
Sales and marketing	4,307	8,851	8,455
General and administrative	13,336	21,544	26,004

Total operating expenses	30,884	67,348	82,745

Operating loss	(32,354)	(79,592)	(85,437)

Other income (expense):
Interest income	1,729	1,258	165
Interest expense	(716)	(812)	(1,206)
Gain (loss) on foreign exchange	502	(724)	682
Unrealized loss on preferred stock warrant liability	(57)	(286)	(515)

Other income (expense), net	1,458	(564)	(874)

Loss from operations, before tax	(30,896)	(80,156)	(86,311)
Provision for income taxes	97	275	278

Net loss	(30,993)	(80,431)	(86,589)

Less: Net loss (income) attributable to the noncontrolling interest	27	(39)	810

Net loss attributable to A123 Systems, Inc.	(30,966)	(80,470)	(85,779)
Accretion to preferred stock	(35)	(42)	(45)

Net loss attributable to A123 Systems, Inc. common stockholders	$(31,001)	$(80,512)	$(85,824)

Net loss per share attributable to common stockholders—basic and diluted:	$(4.88)	$(9.04)	$(2.55)

Weighted average number of common shares outstanding—basic and diluted	6,351	8,904	33,669

See notes to consolidated financial statements.

A123 Systems, Inc.

Consolidated Statements of Stockholders' (Deficit) Equity

(in thousands, except per share data)

	Series B-1 Convertible Preferred Stock $0.001 Par Value
			Common Stock $0.001 Par Value
								Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
					Additional Paid-in Capital	Treasury Stock	Accumulated Deficit			Noncontrolling Interest	Comprehensive Loss
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2007	1,500	$1	6,166	$6	$7,143	$(23)	$(41,453)	$294	$(34,032)	$—	—
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(35)	—	—	—	(35)	—	—
Stock-based compensation	—	—	—	—	1,566	—	—	—	1,566	—	—
Issuance of common stock	—	—	421	—	1,030	—	—	—	1,030	—	—
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—	—	1,024	—
Retirement of treasury stock	(7)	—	—	—	(23)	23	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(30,966)	—	(30,966)	(27)	$(30,993)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(166)	(166)	—	(166)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(31,159)

BALANCE—December 31, 2007	1,493	1	6,587	6	9,681	—	(72,419)	128	(62,603)	997
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(42)	—	—	—	(42)	—
Stock-based compensation	—	—	—	—	4,508	—	—	—	4,508	—
Issuance of common stock	—	—	1,075	2	5,136	—	—	—	5,138	—
Issuance of common stock warrant	—	—	—	—	366	—	—	—	366	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(80,470)	—	(80,470)	39	$(80,431)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(325)	(325)	(165)	(490)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(80,921)

BALANCE—December 31, 2008	1,493	1	7,662	8	19,649	—	(152,889)	(197)	(133,428)	871
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(45)	—	—	—	(45)	—
Stock-based compensation	—	—	—	—	8,553	—	—	—	8,553	—
Exercise of stock options	—	—	141	—	369	—	—	—	369	—
Exercise of commons stock warrants	—	—	109	—	—	—	—	—	—	—
Common stock issued in public offering, net of issuance costs (Note 3)	—	—	31,727	32	391,742	—	—	—	391,774	—
Conversion of redeemable common stock and convertible preferred stock to common stock and conversion of preferred stock warrant to common stock warrant upon initial public offering	(1,493)	(1)	62,967	63	347,426	—	—	—	347,488	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(85,779)	—	(85,779)	(810)	$(86,589)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(712)	(712)	49	(663)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(87,252)

BALANCE—December 31, 2009	—	$—	102,606	$103	$767,694	$—	$(238,668)	$(909)	$528,220	$110

See notes to consolidated financial statements.

A123 Systems, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net loss	$(30,993)	$(80,431)	$(86,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,942	8,156	13,230
Noncash rent	(59)	(127)	506
Noncash foreign exchange loss (gain) on intercompany loan	—	1,232	(883)
Impairment of long-lived and intangible assets	—	3,097	931
Unrealized loss on preferred stock warrant liability	57	286	515
Loss on disposal of property and equipment	24	20	49
Amortization of debt issuance costs and noncash interest expense	193	142	65
Stock-based compensation	1,566	4,508	8,553
In-process research and development	430	—	—
Accrued interest on notes receivable	(128)	—	—
Changes in current assets and liabilities, net of acquisitions:			—
Accounts receivable	(6,114)	(6,582)	17
Inventory	(1,544)	(15,805)	(1,646)
Prepaid expenses and other assets	(2,969)	(1,740)	1,975
Accounts payable	900	11,168	(4,339)
Accrued expenses	4,406	8,029	(474)
Deferred revenue	1,376	32,899	(5,487)
Other liabilities	16	203	18

Net cash used in operating activities	(28,897)	(34,945)	(73,559)

Cash flows from investing activities:
Decrease (increase) in restricted cash	1,219	(175)	(1,762)
Purchases of property, plant and equipment	(14,964)	(41,397)	(39,430)
Proceeds from sale of property and equipment	46	476	19
Cash paid for acquisition of Enerland, net of cash acquired	(13,420)	—	—
Cash paid for purchase of Hymotion assets, net of cash acquired	(125)	—	—
Repayments on notes receivable	—	8	—

Net cash used in investing activities	(27,244)	(41,088)	(41,173)

Cash flows from financing activities:
Net proceeds from initial public offering of common stock and issuance costs	—	(3,817)	395,812
Proceeds from government grant	—	—	3,900
Proceeds from issuance of common stock	906	5,001	—
Proceeds from exercise of stock options	124	137	369
Advances under revolving credit lines	2,720	4,300	—
Proceeds from issuance of long-term debt	—	9,144	8,584
Payments on long-term debt	(3,453)	(3,994)	(6,166)
Payments on capital lease obligations	(176)	(1,251)	(653)
Net proceeds from issuance of redeemable common stock	—	11,500	—
Net proceeds from issuance of redeemable convertible preferred stock	69,913	101,998	99,590

Net cash provided by financing activities	70,034	123,018	501,436

Effect of foreign exchange rates on cash and cash equivalents	(18)	166	(92)

Net increase in cash and cash equivalents	13,875	47,151	386,612
Cash and cash equivalents at beginning of period	9,484	23,359	70,510

Cash and cash equivalents at end of period	$23,359	$70,510	$457,122

Supplemental cash flow information—cash paid for interest	$937	$586	$1,189

Noncash investing and financing activities:
Settlement of notes receivable with contract manufacturers	$1,882	$—	$—

Issuance of a common stock warrant in settlement of a liability	$—	$366	$—

Issuance of note for insurance policy	$243	$—	$—

Issuance of note for consulting services	$—	$—	$830

Purchase of equipment under capital leases	$178	$813	$572

Equipment purchases included in accounts payable and accrued expenses	$1,418	$762	$1,939

Deferred offering costs included in accounts payable and accrued expenses	$—	$715	$221

See notes to consolidated financial statements.

A123 Systems, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business

        A123 Systems, Inc. (the "Company") was incorporated in Delaware on October 19, 2001 and has its corporate offices in Watertown, Massachusetts. The Company designs, develops, manufactures and sells advanced rechargeable lithium-ion batteries and battery systems and provides research and development services to government agencies and commercial customers.

2. Summary of Significant Accounting Polices

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The Company's investment in a variable interest entity ("VIE"), of which the Company is the primary beneficiary, is consolidated.

        Consolidation of Variable Interest Entity—The Company has a 45% equity interest in a joint venture with a quasi governmental entity in the Peoples Republic of China ("PRC"). The jointly-owned enterprise was established under the laws of the PRC to manufacture components of rechargeable batteries. The joint venture enterprise is a VIE with the Company as its primary beneficiary. Accordingly, the Company consolidates the joint venture enterprise and accounts for the 55% ownership as a noncontrolling interest. The total assets of the joint venture enterprise represented less than 1% of the Company's total consolidated assets as of December 31, 2009.

        Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. The Company bases estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company's actual results may differ from these estimates under different assumptions or conditions.

        Foreign Currency Translation and Remeasurement—The Company's foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The majority of the Company's sales are denominated in U.S. dollars. For foreign operations with the local currency as the functional currency, local currency denominated assets and liabilities are translated at the period-end exchange rates, and sales, costs and expenses are translated at the average exchange rates during the period. Gains or losses resulting from foreign currency translation attributable to the Company are included as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. For foreign operations with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are remeasured at the period-end exchange rates and related gains or losses are reflected as other income (expense) in the consolidated statements of operations, except for nonmonetary assets (e.g., inventories, and property, plant, and equipment) and related income statement accounts (e.g., cost of sales and depreciation) which are remeasured at historical exchange rates. During the years ended December 31, 2007, 2008 and 2009, the Company recognized net gains (losses) on foreign exchange of $0.5 million, $(0.7) million, and $0.7 million, respectively.

        Cash and Cash Equivalents—Cash equivalents include short-term, highly-liquid instruments, which consist of money market accounts. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

        Restricted Cash—Cash accounts with any type of restriction are classified as restricted cash. If the restriction is expected to be lifted in more than twelve months or will be used for the purchase of property, plant and equipment, the restricted cash account is classified as non-current.

        The Company maintained compensating cash balances for letters of credit as security for operating leases in the amount of $0.2 million and $1.0 million at December 31, 2008 and 2009, respectively. These letters of credit can be reduced upon the Company obtaining certain financial milestones. In connection with the purchase of raw materials and equipment, the Company maintained a restricted cash balance in the amount of $0.1 million and $27,000 at December 31, 2008 and 2009, respectively. The Company classifies cash received from the Korean government that is to be used only for specific research and development activities, including reimbursements of research and development expenses and acquisitions of property and equipment, as restricted cash. The restricted cash received from the Korean government at December 31, 2008 and December 31, 2009 was $0.5 million and $9,000, respectively.

        The Company classifies cash received from government grants as restricted cash when the funding is received in advance of using it for qualified expenditures. For the year ended December 31, 2009, the Company received $3.9 million under such arrangements, of which $1.7 million remains classified as restricted cash at December 31, 2009.

        Government Grants—The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the consolidated statements of operations. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as reduced depreciation expense.

        The Company records government grants receivable in the consolidated balance sheets in prepaid expenses and other current assets or other assets, depending on when the amounts are expected to be received from the government agency. Proceeds received from government grants prior to expenditures being incurred are recorded as restricted cash and other current liabilities or other long-term liabilities, depending on when the Company expects to use the proceeds.

        Accounts Receivable and Concentrations of Credit Risks—Accounts receivable are stated net of an allowance for contractual adjustments and uncollectible accounts, which are determined by establishing reserves for specific accounts and consideration of historical and estimated probable losses. The

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

following table sets forth the activity in the allowance for each of the periods set forth below (in thousands):

	December 31, 2007	December 31, 2008	December 31, 2009
Beginning balance	$—	$199	$1,486
Provision	215	1,472	13
Write-offs and foreign currency adjustments	(16)	(185)	162

Ending balance	$199	$1,486	$1,661

        The unbilled portion of accounts receivable from certain government research and development contracts included in the accounts receivable balance was $0.1 million and $0.7 million at December 31, 2008 and December 31, 2009, respectively. The unbilled portion of the accounts receivable are periodically invoiced based on the terms of the government research and development contract.

        At December 31, 2008, the Company had two customers who accounted for 28% and 16% of total accounts receivable, individually. At December 31, 2009, the Company had three customers who accounted for 17%, 16% and 13% of total accounts receivable, individually.

        During the years ended December 31, 2007 and 2008, one customer of the Company, together with its affiliates, represented 66% and 44% of the Company's revenue, respectively. During the year ended December 31, 2009, one customer of the Company, together with its affiliates, and a second customer represented 14% and 35% of the Company's revenue, individually.

        The U.S. government and its agencies, departments and subcontractors comprised the following percentages of research and development services revenue for the years ended December 31, 2007, 2008 and 2009: 68%, 13% and 23%, respectively.

        Inventory—Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes material costs, labor and applicable overhead. The Company includes in finished goods inventory products that have been delivered to customers for which the related revenue has been deferred until the customer has accepted the product or the evaluation period has expired.

        Property, Plant and Equipment—Property, plant and equipment are stated at cost. Assets held under capital leases are stated at the lesser of the present value of future minimum payments, using the Company's incremental borrowing rate at the inception of the lease, or the fair value of the property at the inception of the lease. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property, plant and equipment. The Company capitalizes interest costs as part of the historical cost of constructing manufacturing facilities.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Computer equipment and software	3 years
Furniture and fixtures	5 years
Automobiles	5 years
Machinery and equipment	5-7 years
Buildings	15-20 years
Leasehold improvements	Lesser of useful life or lease term

        Other Assets—Other assets primarily include long term deposits and deferred financing costs which were incurred in connection with the issuance of debt. Deferred financing costs consist of the fair value of warrants issued in conjunction with the Company's financing agreements and other legal and banking fees. Such amounts are amortized into interest expense over the life of the related debt. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjusts the future amortization expense. As of December 31, 2009, the Company had fully amortized all of its deferred financing costs.

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Indefinite-lived intangible assets are not subject to amortization and consist of trademarks and trade names the Company has acquired through business acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired. If an impairment exists, a loss is recorded to write-down the value of goodwill or indefinite-lived intangible assets to their implied fair value. The Company performed the annual impairment test for these assets as of October 1, 2009. As a result, the Company recorded a $0.2 million impairment of intangible assets related to its Enerland subsidiary in the year ended December 31, 2009. There have been no events since October 1, 2009 that would require the Company to perform an additional assessment of goodwill or indefinite-lived assets.

        Intangible Assets Subject to Amortization—The Company amortizes its intangible assets with definitive lives over their estimated useful lives, which range from less than a year to 17 years, based on the same pattern as the Company expects to receive the economic benefit from these assets.

        As a result of the decline in revenue from the Company's Enerland subsidiary and termination of a supply agreement with Enerland's most significant customer, the Company evaluated the intangible asset associated with the customer relationships for impairment which resulted in a $1.4 million intangible asset impairment charge in the year ended December 31, 2008. No impairment charge was recorded in the year ended December 31, 2009 related to intangible assets subject to amortization.

        Impairment of Long-Lived Assets—The Company's long-lived assets include property, plant and equipment and intangible assets subject to amortization (i.e., patented technology, contractual backlog, specially-trained workforce and customer relationships). The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. With the decline in revenue from the Company's Enerland subsidiary and termination of the supply agreement with Enerland's largest customer, the Company concluded that impairment indicators existed. As a result, the Company reviewed its long-lived assets associated with the production of small prismatic batteries and recorded a $1.7 million impairment in the year ended December 31, 2008. During the year ended December 31, 2009, the Company recorded a $0.7 million charge related to impaired equipment at its China facility.

        Segment, Geographic and Significant Customer Information—Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision maker is the Chief Executive Officer. The Company's chief decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company views its operations and manages its business as one operating segment.

        Information about the Company's operations in different geographic regions is presented in the tables below (in thousands):

	Year Ended December 31,
	2007	2008	2009
Geographic revenues (based on shipment destination or services location)
United States	$18,715	$24,101	$48,876
Chile	—	—	8,505
China	11,811	24,788	8,391
United Kingdom	1,015	8,788	7,494
Germany	718	1,455	6,023
Mexico	—	757	4,185
Czech Republic	4,219	2,287	3,086
Korea	3,665	840	669
Malaysia	—	3,883	75
Other	1,206	1,626	3,745

	$41,349	$68,525	$91,049

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

	December 31, 2008	December 31, 2009
Property, plant and equipment (based on location of asset)
China	$33,180	$45,383
United States	13,701	18,190
Korea	5,627	8,089
Canada	197	—

	$52,705	$71,662

        The Company groups its revenues into four revenue categories. Revenue for these categories is as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Transportation	$2,596	$9,862	$45,298
Consumer	32,908	40,752	20,141
Electric grid	—	2,900	11,080
Research and development services	5,845	15,011	14,530

	$41,349	$68,525	$91,049

        Revenue Recognition—The Company recognizes revenue from the sale of products and delivery of research and development services, including governmental contracts. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the price to the buyer is fixed or determinable, and collectability is reasonably assured. If sales arrangements contain multiple elements, the Company evaluates the agreements to determine if separate units of accounting exist within the arrangement. If separate units of accounting exist within an arrangement, the Company allocates revenue to each element based on the relative fair value of each of the elements.

  Product Revenue

        Product revenue is generally recognized upon transfer of title and risk of loss, which is generally upon shipment, unless an acceptance period exists. In general, the Company's customary shipping terms are FOB shipping point or free carrier. In instances where customer acceptance of a product is required, revenue is either recognized (i) upon shipment when the Company is able to demonstrate that the customer specific objective criteria have been met or (ii) upon the earlier of customer acceptance or expiration of the acceptance period.

        The Company provides warranties for its products and records the estimated costs as a cost of revenue in the period the revenue is recorded. The Company's standard warranty period extends one to five years from the date of sale, depending on the type of product purchased and its application. The warranties provide that the Company's products will be free from defects in material and workmanship and will, under normal use, conform to the specifications for the product. The warranties further provide that the Company will repair the product or provide replacement parts at no charge to the

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

customer. When the Company is unable to reasonably determine its obligation for warranty of new products, revenue from the sale of the products is deferred until expiration of the warranty period or until such time as the warranty obligation can be reasonably estimated.

  Research and Development Services Revenue

        Revenue from research and development services is recognized as the services are performed consistent with the performance requirements of the contract using the proportional performance method. Where arrangements include milestones or governmental approval that impact the fees payable to the Company, revenue is limited to those amounts whereby collectability is reasonably assured. The Company recognizes revenue earned under time and materials contracts as services are provided based upon actual costs incurred plus a contractually agreed-upon profit margin. The Company recognizes revenue from fixed-price contracts using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to determine the amount of revenue earned to date. Project costs are based on the direct salary and associated fringe benefits of the employees on the project plus all direct expenses incurred to complete the project that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. These estimates are based on historical experience and deliverables identified in the contract and are indicative of the level of benefit provided to the Company's clients. There are no costs that are deferred and amortized over the contract term.

        Research and development revenue is derived from the execution of contracts awarded by the U.S. federal government, other government agencies and commercial customers. The Company's research and development arrangements with the federal government or other government agencies typically require the Company to provide pure research, in which the Company investigates design techniques on new battery technologies. The Company's research and development arrangements with commercial customers consist of arrangements where the Company is paid to enhance or modify an existing product or to develop or jointly develop a new product to meet a customer's specifications.

        The Company's research and development arrangements generally provide that all pre-existing or newly created intellectual property remains under the ownership of the respective party, and that all jointly created intellectual property be owned by both parties without a duty to account for or pay royalties to the other party.

  Other Revenue

        Fees to license the use of the Company's proprietary and licensed technologies are recognized only after both the license period has commenced and the technology has been delivered to the customer. Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured; otherwise the Company recognizes revenue upon receipt of payment. To date, the Company has not recognized any license or royalty revenue.

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

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

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

        On November 17, 2008, the Company entered into an exclusive agreement to license certain of its technology in the field of consumer electronics devices (excluding power tools and certain other consumer products). In connection with this license agreement, the Company has received and recorded as deferred revenue an up-front license fee of $22.5 million, as well as an up-front support fee of $2.5 million. The Company also expects to receive an additional license fee of $3.0 million following the completion of a support period. In addition, the agreement provides that the Company will be paid royalty fees on net sales of licensed products that include its technology. The Company has agreed to the terms of the license agreement that if, during a certain period following execution of the license agreement, the Company enters into an agreement with a third party that materially restricts the licensee's rights under the license agreement or fails to provide the necessary support to enable the licensee to practice the Company's technology, then the Company may be required to refund the licensee all license and support fees paid to cover the licensee's capital and other expenses paid and/or committed by the licensee in reliance upon its rights under the license agreement. Revenue recognition is expected to commence two years from the date of the agreement, upon successful transfer of technology know how to the customer. The license and support fee will be recognized on a straight-line basis over the longer of the patent term or the expected customer relationship.

        Shipping and Handling Costs—Shipping and handling costs are classified as a component of cost of revenue. Customer payments of shipping and handling costs are recorded as product revenue.

        Research and Development Costs—Costs incurred in the research and development of the Company's products are expensed as incurred and include salaries, third-party contractors, materials, and supplies. Research and development costs directly associated with research and development services revenue are classified as cost of research and development services. Additionally, a portion of research and development costs were offset by cost-sharing funding. For the years ended December 31, 2007, 2008 and 2009, the research and development costs that were offset by cost-sharing funding was $3.1 million, $4.8 million, and $2.8 million, respectively.

        Income Taxes—Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using rates anticipated to be in effect when such temporary differences reverse. A valuation allowance against net deferred tax assets is required if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

        Guarantees and Indemnifications—Upon issuance of a guarantee, the Company must disclose and recognize a liability for the fair value of the obligation assumed under the guarantee.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

        As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited. The Company has directors' and officers' insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid.

        In connection with certain loan agreements, the Company has agreed to indemnify the lender and its representatives against all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with the loan and all losses incurred by the indemnified party in connection with the execution, delivery, enforcement, performance, and administration of the loan. The term of these indemnification agreements are perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

        The Company leases office space under a noncancelable operating lease. The Company has agreed under the lease to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions arising from or related to the omission, fault, act, negligence, or misconduct (whether under the lease or otherwise) of the Company or of any employee, agent, contractor, licensee, or visitor of the Company; or arising from any accident, injury, or damage whatsoever resulting to any person or property while on or about the Company's premises except to the extent arising from any omission, fault, negligence, or other misconduct of landlord or of landlord's agents, contractors, or employees.

        The Company generally agrees to indemnify customers from costs resulting from the products' deviations from specifications, delivery and performance requirements, and any third-party claims arising from the product or violations of specified laws and safety regulations. The amount of indemnification generally is limited to the amount of fees paid to the Company.

        The Company has not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and, consequently, concluded that the fair value of these obligations is negligible and no related liabilities were established.

        Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments attributable to A123 Systems, Inc. The largest portion of the cumulative translation adjustment relates to the Company's Asian operations and reflects the changes in the Chinese RMB and Korean Won exchange rates relative to the U.S. Dollar.

        Fair Value of Financial Instruments—The carrying amount of cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these items. Management believes that the Company's debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value. At December 31, 2008, the Company's preferred stock warrant liability was carried at fair value. Upon the closing of the Company's initial public offering on September 29, 2009, the preferred stock warrants were converted to common stock warrants, and at December 31, 2009 there is no outstanding preferred stock warrant liability.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

        Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company's cash equivalents.

        The Company did not have any material items that are measured at fair value on a non-recurring basis under this requirement for the years ended December 31, 2008 and 2009.

        The following tables show assets and liabilities measured at fair value on a recurring basis and the input categories associated with those assets and liabilities (in thousands):

		As of December 31, 2008
	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Money market funds	$61,580	$—	$61,580	$—
Liability:
Preferred stock warrant	$950	$—	$—	$950

		As of December 31, 2009
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Money market funds	$447,368	$447,368	$—	$—

        The Company's cash equivalents consist of money market funds that approximate their face value. The fair value of the preferred stock warrant liability was determined using the Black-Scholes option pricing model. The Company's preferred stock warrants were converted to common stock warrants as of September 29, 2009 in conjunction with the Company's public stock offering and were classified as equity awards.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

        The following table provides a roll-forward of the fair value of the preferred stock warrant liability categorized as a Level 3 instrument, for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2008	2009
Preferred stock warrant liability, beginning of period	$664	$950
Unrealized loss included in other income (expense)	286	515
Conversion to common stock in connection with the Company's initial public offering	—	(1,465)

Preferred stock warrant liability, end of period	$950	$—

        Stock-Based Compensation—Effective January 1, 2006, the Company accounts for all awards, including employee and director awards, by recognizing compensation expense based on the fair value of share-based transactions in the consolidated financial statements on a prospective basis. This accounting applies to new awards and to awards modified, repurchased, or cancelled on or after January 1, 2006 and awards issued prior to January 1, 2006 continue to be accounted for in accordance with the accounting originally applied. The Company recognizes compensation expense over the vesting period using a ratable method (providing the minimum amount of compensation recorded is equal to the vested portion of the award, requiring a ratable method when necessary) and classifies these amounts in the consolidated statements of operations based on the department to which the related employee reports. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options, utilizing various assumptions.

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

        The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive (in thousands):

	December 31, 2007	December 31, 2008	December 31, 2009
Convertible preferred stock upon conversion to common stock	42,012	48,164	—
Warrants to purchase redeemable convertible preferred stock	126	126	—
Warrants to purchase common stock	—	45	—
Options to purchase common stock	6,605	8,205	10,640

	48,743	56,540	10,640

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

        New Accounting Pronouncements—In June 2009, the FASB issued new accounting guidance which modifies the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. This guidance becomes effective for all new and existing VIE's on January 1, 2010.

        In October 2009, the FASB issued an update to the accounting and reporting guidance for multiple-deliverable revenue arrangements. The new accounting guidance removes the separation criterion that objective and reliable evidence of the fair value of the undelivered item must exist for the delivered items to be considered a separate unit or separate units of accounting. The FASB issued update requires an entity to determine the selling price of qualifying deliverables based on a hierarchy of evidence. In considering the hierarchy of evidence, the entity must first determine the selling prices by using vendor-specific objective evidence ("VSOE"), if it exists; otherwise, third-party evidence ("TPE") of selling price must be used. If neither VSOE nor TPE of selling price exists for a deliverable, an entity must use its best estimate of the selling price for that deliverable in allocating consideration among deliverables in an arrangement. This update is effective for arrangements entered into in the fiscal years beginning on or after June 15, 2010, unless the vendor elects early application. The Company is evaluating the potential impact, if any, of the adoption of this update on the Company's consolidated financial statements.

        In January 2010, the FASB issued an update to the existing disclosure requirements related to fair value measurements which requires entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company is evaluating the potential impact, if any, of the adoption of this update on the Company's consolidated financial statement disclosures.

3. Initial Public Offering

        On September 29, 2009, the Company closed its initial public offering of common stock ("IPO") of 32,407,576 shares of common stock at an offering price of $13.50 per share, of which 31,727,075 shares were sold by the Company and 680,501 shares were sold by selling stockholders, resulting in net proceeds to the Company of approximately $391.8 million, after deducting underwriting discounts and offering costs. Upon the closing of the IPO, the Company's outstanding shares of redeemable convertible preferred stock were automatically converted into 61,374,225 shares of common stock, the redemption rights of the Company's outstanding shares of redeemable common stock terminated and these 1,592,797 shares were reclassified to common stock, and the Company's outstanding preferred stock warrants were automatically converted into common warrants to purchase a total of 126,696 shares of common stock. The consolidated financial statements, including share and per share amounts, include the effects of the IPO because it was completed prior to December 31, 2009.

        Costs directly associated with the Company's IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. Once the IPO was closed, these costs were recorded as a

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Initial Public Offering (Continued)

reduction of the proceeds received in arriving at the amount recorded in additional paid-in capital. Deferred offering costs were approximately $4.5 million as of December 31, 2008. During 2009, approximately $6.7 million of deferred offering costs were reclassified and recorded as a reduction of the proceeds received through the IPO.

4. Government Grants

  Center of Energy and Excellence Grant

        In February 2009, the State of Michigan awarded the Company a $10.0 million Center of Energy and Excellence grant. Under the agreement, the State of Michigan will provide cost reimbursement for 100% of qualified expenditures incurred through November 30, 2011. Other than certain standard conditions, there are no conditions attached to this award that will require repayment of amounts received if those conditions are not met. The Company received $3.0 million of this grant in March 2009, with the remainder to be paid based on the achievement of certain milestones in the facility development. The Company has used $2.2 million of these funds as of December 31, 2009, which was recorded as an offset to deposits for equipment, construction in progress, and operating expenses of $1.0 million, $1.1 million and $0.1 million, respectively, as of and for the year-ended December 31, 2009.

  Michigan Economic Growth Authority

        In April 2009, Michigan Economic Growth Authority ("MEGA") offered the Company certain tax incentives, which can be used to offset the Michigan Business Tax owed in a tax year, carried forward for the number of years specified by the agreement, or be paid to the Company in cash at the time claimed to the extent the Company does not owe a tax. The terms and conditions of the High-Tech Credit were established in October 2009 and the Cell Manufacturing Credit in November 2009.

        High Tech Credit—The High-Tech Credit agreement provides the Company with a 15-year tax credit, beginning with the 2011 fiscal year or 2010 fiscal year if the Company elects. The credit will be calculated as qualified wages and benefits, multiplied by the Michigan personal income tax rate beginning in the tax year the credit is sought. The proceeds to be received by the Company will be based on the number of jobs created, qualified wages paid and tax rates in effect over the 15 year period. The tax credit is subject to a repayment provision in the event the Company relocates a substantial portion of the jobs outside the state of Michigan within 15 years from the date the Company first receives the credit. There is no impact to the consolidated financial statements as of December 31, 2009.

        Cell Manufacturing Credit—The Cell Manufacturing Credit agreement authorizes a credit for the Company equal to 50% of capital investment expenses related to the construction of the Company's integrated battery cell manufacturing plant in Michigan, commencing January 1, 2009, up to a maximum of $100.0 million over a four year period. The credit shall not exceed $25.0 million per year and can be submitted for reimbursement beginning in tax year 2012. The Company is required to create 300 jobs no later than December 31, 2016 for the tax credit to be non-refundable. The tax credit is subject to a repayment provision in the event the Company relocates 51% or more of the 300 jobs outside of the state of Michigan within three years after the last year the tax credit is received. As of December 31, 2009, the Company incurred $12.7 million in expenses related to the construction of the

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Government Grants (Continued)

Livonia facility. When the Company has met the filing requirements for the tax year ending December 31, 2012, the Company expects to receive approximately $6.3 million in refundable tax credits related to these expenses. There is no impact to the consolidated financial statements as of December 31, 2009.

  Michigan Economic Growth Authority Loan

        The State of Michigan also granted the Company a low interest forgivable loan of up to $4.0 million effective August 2009 with the objective of conducting advance vehicle technology operations to promote and enhance job creation within the State of Michigan. To receive advances under the loan, the Company is required to achieve certain key milestones related to the development of the manufacturing facility. The note will accrue interest of 1% per annum from the date of the initial advance, and the Company will have no obligation to pay any principal or interest until August 2012. If the Company creates 350 full time jobs by August 2012 and maintains the jobs in the State of Michigan for three years after the end of the loan, the entire debt will be forgiven. The Company has not yet met the first milestone required to receive the initial advance from the loan, and as such, there is no impact to the consolidated financial statements as of December 31, 2009.

  U.S. Department of Energy Battery Initiative

        In December 2009, the Company entered into an agreement establishing the terms and conditions of a $249.1 million grant awarded under the Department of Energy ("DOE") Battery Initiative to support manufacturing expansion of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE will provide cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012. The agreement also provides for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009. Other than certain standard conditions, there are no conditions attached to this award that will require repayment of amounts received if those conditions are not met. As of December 31, 2009, the Company has incurred allowable costs entitling the Company to receive $6.1 million in reimbursement of which $6.0 million represents reimbursements of pre-award costs. The Company recorded the $6.1 million receivable in prepaid expenses and other current assets in the consolidated balance sheets of which $5.7 million is an offset to deposits for purchases of equipment, included in other long-term assets in the consolidated balance sheets, and the remaining $0.4 million as an offset to operating expenses in the consolidated statements of operations.

  Department of Energy, Labor and Economic Growth ("DELEG")

        In December 2009, the State of Michigan awarded the Company $2.0 million to assist in funding the Company's smart grid stabilization project, the purpose of which is to develop and improve the quality of application of energy efficient technologies and to create or expand the market for such technologies. The Company received $0.9 million in December 2009, which is included in short-term restricted cash and other current liabilities and will receive the remainder upon expending 90% of the initial advance.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Government Grants (Continued)

  City of Livonia Personal Property Tax Exemption

        The Company entered into an agreement with the City of Livonia allowing 100% exemption from personal property taxes by Livonia on all new personal property during the exemption period commencing on December 31, 2009 and continuing for fourteen years through December 31, 2023. The Company is required to invest at least $24.0 million in personal property and create or locate 350 new jobs in the eligible district to receive the exemption. If the Company relocates operations, jobs or activities outside the City of Livonia on or before May 31, 2016 such that employment is 175 jobs or less, the Company is required to repay all or a portion of the property taxes exempted. There is no impact to the consolidated financial statements as of December 31, 2009 as a result of this agreement.

5. Investment in Joint Venture

        To assist the Company in getting penetration into China's transportation industry, the Company entered into a joint venture with an automaker in China in December 2009. Under the terms of the joint venture, the Company is required to invest $4.7 million into the joint venture over a period of approximately 15 months, in return for a 49% interest in the joint venture. As of December 31, 2009, no capital contributions have been made to the joint venture, nor were any required under the terms of the agreement. The Company will also supply the joint venture with battery cells in accordance with the joint venture's production plan and will grant necessary advanced technology licenses to the joint venture for the development, manufacture and service of battery systems. As of December 31, 2009, the Company has not recorded any revenue or made any shipments of products to the joint venture.

6. Prepaids and Other Current Assets

        Prepaids and other current assets consist of the following (in thousands):

	December 31, 2008	December 31, 2009
Deposits	$117	$149
Prepaid expenses	4,239	2,237
Government grant receivable	—	6,051
Other current assets	745	458

	$5,101	$8,895

7. Inventory

        Inventory consists of the following (in thousands):

	December 31, 2008	December 31, 2009
Raw materials	$11,042	$7,726
Work-in-process	19,207	25,139
Finished goods	5,475	4,573

	$35,724	$37,438

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Property, Plant and Equipment

        Property, plant and equipment consists of the following (in thousands):

	December 31, 2008	December 31, 2009
Computer equipment and software	$4,765	$7,005
Furniture and fixtures	977	1,585
Automobiles	326	385
Machinery and equipment	37,224	66,934
Buildings	6,192	6,900
Leasehold improvements	7,017	9,224
Construction in progress	9,759	8,026

Property, plant and equipment, at cost	66,260	100,059
Less accumulated depreciation and amortization	13,555	28,397

Property, plant and equipment, net	$52,705	$71,662

        Plant and equipment under capital lease consists of the following (in thousands):

	December 31, 2008	December 31, 2009
Computer equipment and software, at cost	$1,052	$1,624
Less accumulated depreciation	(345)	(855)

Computer equipment and software, net	$707	$769

        Depreciation expense for the years ended December 31, 2007, 2008 and 2009, was $3.4 million, $7.2 million and $12.3 million, respectively.

9. Goodwill and Intangible Assets

        There was no change in the carrying value of goodwill during the years ended December 31, 2008 and 2009.

        Intangible assets consist of the following (in thousands):

		December 31, 2008			December 31, 2009
Intangible Asset Class	Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Contractual backlogs	1-3	$497	$497	$—	$497	$497	$—
Customer relationships	5-17	640	177	463	640	394	246
Patented technology	4-5	2,473	1,200	1,273	2,473	1,855	618
Specialty-trained workforce	4	60	29	31	60	44	16
Trademarks and trade names	Indefinite	622	—	622	374	—	374

		$4,292	$1,903	$2,389	$4,044	$2,790	$1,254

        Amortization expense for intangible assets totaled $0.6 million, $0.8 million, and $0.9 million for years ended December 31, 2007, 2008 and 2009, respectively. The remaining net book value of the

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Goodwill and Intangible Assets (Continued)

intangible assets will be amortized over a weighted-average period of approximately 2.97 years as of December 31, 2009. Future amortization expense consisted of the following at December 31, 2009 (in thousands):

Amortization
2010	$472
2011	211
2012	20
2013	19
2014	17
Thereafter	141

$880

10. Employee Benefit Plan

        The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The Company has made no contributions to the 401(k) Plan.

        Employees of the Company's Enerland subsidiary with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment with the Company based on the length of service and rate of pay at the time of termination. The annual severance benefits expense charged to operations is calculated based upon the net change in the accrued severance benefits payable at the balance sheet date. As of December 31, 2008 and December 31, 2009, the balance of the severance benefit was $0.6 million and $0.9 million, respectively, and is included in other long-term liabilities on the Company's consolidated balance sheet.

11. Accrued Expenses

        Accrued expenses consists of the following (in thousands):

	December 31, 2008	December 31, 2009
Payroll and related benefits	$3,663	$4,410
Legal, audit, tax and professional fees	1,831	2,165
Product warranty	1,813	2,313
Manufacturing sub-contractors' costs	4,262	675
Taxes	558	454
Direct contract costs	661	450
Interest	75	86
Other	1,518	1,136

Total accrued expenses	$14,381	$11,689

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies

        Capital Leases—The Company has entered into certain capital lease agreements for software, computer, laboratory and manufacturing equipment. The leases are payable in monthly installments through February 2014.

        The recorded balance of capital lease obligations as of December 31, 2008 and December 31, 2009 was $0.7 million and $0.6 million, respectively. The Company recorded interest expense in connection with its capital leases of $0.1 million for each of the years ended December 31, 2007, 2008 and 2009.

        Future minimum payments under capital leases at December 31, 2009, are as follows (in thousands):

Capital Lease Obligations
2010	$460
2011	103
2012	81
2013	46
2014	1

691
Less portion representing interest	87

Present value of future minimum payments	604
Less current portion	411

Long-term obligations	$193

        Operating Leases—The Company has non-cancelable operating lease agreements for office, research and development and manufacturing space in the United States, Canada, China and Korea. The Company also has operating leases for certain equipment and automobiles. These lease agreements expire at various dates through 2019 and certain of them contain provisions for extension on substantially the same terms as are in effect. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term.

        Future minimum payments under operating leases consisted of the following at December 31, 2009 (in thousands):

Operating Leases
2010	$3,913
2011	3,881
2012	3,085
2013	3,084
2014	3,084
Thereafter	14,333

Total minimum lease payments	$31,380

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

        The Company incurred rent expense under all operating leases of $1.1 million, $2.1 million, and $4.3 million for the years ended December 31, 2007, 2008 and 2009, respectively.

        In May 2009, the Company entered into a long-term lease for a facility in Livonia, Michigan. The lease is for 291,000 square feet and has an initial term of ten years with two options to renew for five years each. The Company's minimum payments under this lease are expected to be $14.2 million over the initial term.

        In December 2009, the Company amended the existing lease for space in Watertown, MA to extend the terms through April 30, 2011. The Company's future minimum payments under this amendment are expected to be $1.0 million over the term.

        In December 2009, the Company entered into a long-term lease for approximately 287,300 square feet of office and warehouse space in Romulus, Michigan. The lease is for a ten-year term, and the Company has the option to extend the lease term for two successive terms of five years each. The Company's future minimum payments under this lease are expected to be $13.0 million over the initial term.

        Royalty Obligations—In December 2001, the Company entered into an exclusive worldwide license agreement with a university for certain technology developed by the university. As part of this agreement, the Company has agreed to pay royalties for sales of products using the licensed technology. The royalty payments include minimum guaranteed payments of $50,000 per year. In addition, as payment for this license, the Company issued 200,000 shares of the Company's common stock in December 2001. The term of the agreement shall remain in effect until the expiration of all issued patents. During the years ended December 31, 2007, 2008 and 2009, the Company paid royalties of $0.1 million, $0.2 million, and $0.3 million, respectively.

        Additionally, under the terms of the license agreement, the Company is required to reimburse the university for certain legal fees related to the maintenance of the patents. The Company paid the university $0.1 million for each of the years ended December 31, 2007, 2008, and 2009, for patent legal fees and other related expenses, all of which are included in research and development expense in the accompanying consolidated statements of operations.

        Purchase Obligations—Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty. As of December 31, 2009, the total outstanding purchase obligations were $45.6 million and will be settled within the next twelve months.

        Litigation—In November 2005, the Company received a letter asserting that it was infringing upon certain U.S. patents. In April 2006, the Company commenced an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the patents in question were not infringed by the Company's products and that the patents claiming to be infringed upon are invalid. On September 11, 2006, a countersuit was filed against the Company and two of its business partners in the United States District Court for the Northern District of Texas alleging infringement of these patents. In October 2006 and January 2007, the U.S. Patent and Trademark Office ("PTO") granted the Company's request for reexamination of the two patents. In January and February 2007, the two suits were stayed pending the reexamination. The reexaminations of the two patents were concluded on April 15, 2008 and May 12, 2009, respectively. The Company filed a motion to re-open

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

the litigation in the United States District Court for the District of Massachusetts on June 11, 2009. On September 28, 2009, the Massachusetts court entered an order denying that motion, which the Company appealed on October 27, 2009 to the United States Court of Appeals for the Federal Circuit. On July 22, 2009, the Company was sent a proposed Second Amended Complaint which the complainants intend to seek leave to file with the Texas Court in light of the PTO's reexaminations. The two suits continue to remain stayed at this time. The Company has agreed to indemnify two business partners for their legal costs in defending this litigation and any damages that may be awarded. The Company is unable to predict the outcome of this matter, and therefore no accrual has been established for this contingency.

13. Product Warranties

        The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, utilization levels, material usage, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required.

        Product warranty activity, which is recorded in accrued expenses and other long-term liabilities on the consolidated balance sheets, was as follows (in thousands):

	December 31, 2008	December 31, 2009
Product warranty liability—beginning of period	$1,560	$1,813
Accruals for new warranties issued (warranty expense)	1,180	1,834
Payments made (in cash or in kind)	(927)	(306)

Product warranty liability—end of period	1,813	3,341

Less amounts classified as current	1,813	2,313

Long-term warranty liability	$—	$1,028

14. Income Taxes

        The provision for income taxes consists of the following components (in thousands):

	2007	2008	2009
Current tax expense	$379	$254	$290
Deferred tax expense (benefit)	(282)	21	(12)

	$97	$275	$278

        The Company's provision for income taxes consists primarily of foreign taxes.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

        Reconciling items from income tax computed at the statutory federal rate were as follows:

	Year Ended December 31,
	2007	2008	2009
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefits	4.9	4.2	2.8
Permanent adjustments	(1.0)	(1.2)	(2.3)
Net research and development and other tax credits	(0.9)	0.8	1.6
Valuation allowance	(32.0)	(34.9)	(35.8)
Foreign	(5.5)	(2.8)	(1.1)
Other	0.2	(0.4)	0.5

	(0.3)%	(0.3)%	(0.3)%

        Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2008	December 31, 2009
Net operating losses	$41,826	$54,955
Capitalized start-up costs	586	—
Deferred revenue	598	11,650
Credit carryforwards	1,697	3,394
Accruals and other	6,473	9,218
Depreciation	1,514	2,900
Amortization	189	(42)

Deferred tax assets before valuation allowance	52,883	82,075
Valuation allowance	(52,701)	(81,880)

Net deferred tax assets	$182	$195

        At December 31, 2009, the Company had $139.2 million of federal net operating losses, $107.5 million of state net operating losses and $3.3 million of credit carryforwards that expire at various dates through 2029. The valuation allowance increased by $26.8 million and $29.2 million during 2008 and 2009, respectively, due to the increase in the net deferred tax assets by the same amounts (primarily due to the increased net operating losses). The net deferred tax assets are classified as other assets in the Company's consolidated balance sheet.

        Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change. The Company has not determined whether there has been such a cumulative change in ownership or the impact on the utilization of the loss carryforwards if such change has occurred.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, all tax years 2002 through 2009 remain open to examination by U.S. federal, state and local, or non-U.S. tax jurisdictions.

        As of December 31, 2009, the Company has provided a liability for $0.6 million for uncertain tax positions related to various foreign income tax matters which are classified as other long-term liabilities in the Company's consolidated balance sheets. The uncertain tax positions as of December 31, 2009 exclude interest and penalties of $0.2 million which are classified as other long-term liabilities on the Company's consolidated balance sheets. These uncertain tax positions would impact the Company's effective tax rate, if recognized. The Company does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

        A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

	2007	2008	2009
Balance at beginning of year	$—	$860	$630
Additions from acquisitions	595	—	—
Additions based on tax positions related to the current year	265	—	—
Additions for tax positions of prior years	—	—	—
Settlements	—	(24)	(43)
Fluctuation in foreign exchange rates	—	(206)	44

Balance at end of year	$860	$630	$631

        The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2007, 2008, and 2009, the Company recognized approximately $0 million, $0.1 million, and $0.1 million in penalties and interest, respectively. The Company had approximately $0.2 million for the payment of penalties and interest included in other long-term liabilities at December 31, 2009.

15. Financing Arrangements

        Long-Term Debt—Long-term debt consists of the following (in thousands):

	December 31, 2008	December 31, 2009
Term loan	$8,547	$12,069
Enerland debt
Term loan 1	104	—
Term loan 2	1,192	1,289
Technology funds loan	152	107
Korean government loans	527	429

Total	10,522	13,894
Less amounts classified as current	4,629	6,456

Long-term debt	$5,893	$7,438

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Financing Arrangements (Continued)

        Term Loan—The Company holds a term loan agreement with a financial institution that is also a common shareholder. The Company has a term loan facility under the term loan agreement for $3.0 million with minimum advances of $1.0 million. As of December 31, 2009, the Company has $0 outstanding under this term loan facility. The Company holds a second term loan facility under the term loan agreement for $15.0 million with minimum advances of $0.5 million. The second term loan facility is repayable over a 36-month period and accrues interest at prime plus 0.75%. As of December 31, 2009, the Company has approximately $12.1 million outstanding under this credit facility.

        The term loan agreement requires the Company to comply with certain financial covenants, which include a minimum liquidity ratio calculation. The term loan also restricts the Company's ability to pay cash dividends. The term loan agreement is collateralized by substantially all assets of the Company, excluding intellectual property, property and equipment owned as of December 31, 2005 and certain equipment located in China.

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

        Enerland debt—The Company has the following outstanding obligations for its Enerland subsidiary:

        • Term loan 1—Enerland entered into two secured loan agreements with a financial institution which matured in September 2008 and June 2009 to borrow approximately $0.9 million. The weighted average interest rate for the loans for 2008 was 4.47%. Enerland was provided with repayment guarantees from Kibo Technology Fund, a Korean technical guarantee agency for small business, in relation to these loan agreements. The Term loan 1 was paid off during the year ended December 31, 2009.

        • Term loan 2—On March 5, 2008, the Company entered into two loan agreements with a financial institution in the amounts of $1.3 million and $0.3 million which mature in 2010. The loans have a variable interest rate. The weighted average interest rate for the loans as of December 31, 2009 was 8.10%. Term loan 2 was subsequently paid off during the first quarter of 2010.

        • Technology funds loan—The Company has a technology funds loan agreement amounting to $0.2 million and $0.1 million as of December 31, 2008 and 2009, respectively, with a variable interest rate. The weighted average interest rate for the loan as of December 31, 2009 was 5.25%. The loan matures in August 2011.

        • Korean government loans—As part of the Korean government's initiative to promote and encourage the development of start-up companies in certain high technology industries, high technology start-up companies with industry leading technology or products are eligible for government loans. Certain grants are refundable, depending on the successful development and commercialization of the technology or products, and a company receiving such government grants is required to refund between 20% and 30% of the grants received for such development.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Financing Arrangements (Continued)

        Future principal payments due under the long-term debt agreements at December 31, 2009 are as follows (in thousands):

Years Ending December 31
2010	$6,456
2011	5,220
2012	2,144
2013	74

Total future minimum payments	13,894

Less current portion	6,456

Long-term portion	$7,438

        Revolving Credit Facilities—The Company entered into a line of credit ("LOC") for $8.0 million with a financial institution that is also a common stockholder. The line of credit accrues interest at prime (3.25% at December 31, 2009). The outstanding balance at December 31, 2008 and December 31, 2009 was $8.0 million. The LOC has a maturity date of September 24, 2010, and the Company is required to comply with the same financial covenants required under the Term Loan mentioned above.

16. Stock Warrants

        The Company issued a warrant to purchase 67,000 shares of Series B Redeemable Convertible Preferred Stock ("Series B") at an exercise price of $2.08 per share. The warrant is immediately exercisable and expires in February 2012. The Company estimated the initial fair value of the warrant as of the date of grant to be $0.1 million using the Black-Scholes option-pricing model and the following assumptions: (i) risk-free interest rate of 4.19%, (ii) life of seven years, (iii) volatility of 100%, and (iv) no expected dividends. Upon the closing of the Company's IPO on September 29, 2009, the preferred stock warrant was converted to a common stock warrant and the fair value of the preferred warrant as of September 29, 2009, estimated to be $0.8 million using the Black-Scholes option pricing model, was reclassified to additional paid-in capital. The warrant was exercised in December 2009 under the cashless exercise option for 59,766 shares of common stock.

        In connection with the Term Loan (see Note 15), the Company issued a warrant to purchase 59,000 shares of Series C Redeemable Convertible Preferred Stock ("Series C") at an exercise price of approximately $3.37 per share. The warrant is immediately exercisable and expires in August 2013. The Company has estimated the initial fair value of the warrant to be $0.1 million using the Black-Scholes option-pricing model and the following assumptions: (i) risk-free interest rate of 4.9%, (ii) life of seven years, (iii) volatility of 70%, and (iv) no expected dividends. In conjunction with the Company's IPO, the warrant was converted to a common stock warrant and the fair value of the preferred stock warrant, estimated to be $0.7 million using the Black-Scholes option pricing model, was reclassified to additional paid-in capital. The warrant was exercised in September 2009 under the cashless exercise option for 49,210 shares of common stock.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Stock Warrants (Continued)

        At December 31, 2008, the fair value of each of the above warrants using the Black-Scholes option-pricing model and underlying assumptions used in the model were as follows:

	December 31, 2008
	Series B Warrant	Series C Warrant
Warrant valuation (in thousands)	$514	$436

Risk-free rate	1.00%	1.55%
Life (years)	3.2	4.6
Volatility	81%	81%
Expected dividends	—%	—%

17. Stock-Based Compensation

        The Board of Directors has adopted, and the Company's stockholders have approved, the A123 Systems, Inc. 2001 Stock Incentive Plan (the "2001 Plan"), which provides for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company's employees, officers, directors, and outside consultants to purchase up to an aggregate of 13,700,000 shares of the Company's common stock.

        The stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock. As of December 31, 2008 and December 31, 2009, the Company had 625,000 and 0 stock options available for future grant under the 2001 Plan, respectively.

        During 2009, the Company's Board of Directors approved the 2009 Stock Incentive Plan (the "2009 Plan") which became effective on the closing of the IPO. A total of 3,000,000 shares of Company's common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan. Shares of common stock reserved for issuance under the 2001 Plan that remained available for issuance immediately prior to closing of the IPO and any shares of common stock subject to awards under the 2001 Plan that expire, terminate, or are otherwise forfeited, canceled or repurchased by the Company prior to being fully exercised will be added to the number of shares available under the 2009 Plan up to a maximum of 500,000 shares. During the year ended December 31, 2009, 378,792 shares from the 2001 Plan were added to the number of shares available under the 2009 Plan. As of December 31, 2009, the Company had 3,049,542 stock options available for future grant under the 2009 Plan.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Stock-Based Compensation (Continued)

        The following table presents stock-based compensation expense included in the Company's consolidated statements of operations (in thousands):

	Year Ended December 31,
	2007	2008	2009
Cost of sales	$113	$485	$1,469
Research and development	589	2,493	3,808
Sales and marketing	183	437	849
General and administrative	681	1,093	2,427

Total	$1,566	$4,508	$8,553

        The Company has capitalized an immaterial amount of stock-based compensation as a component of inventory.

        The following table summarizes stock option activity for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding—January 1, 2009	8,205	$4.30	7.73	$38,594

Granted	2,915	10.74
Exercised	(141)	2.61
Forfeited	(339)	7.62

Outstanding—December 31, 2009	10,640	$5.98	7.40	$175,122

Vested or expected to vest—December 31, 2009	10,640	$5.98	7.40	$175,122
Options exercisable—December 31, 2009	5,578	$3.31	6.30	$106,709

        The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and assumptions as to the fair value of the common stock on the grant date, expected term, expected volatility, risk-free rate of interest and an assumed dividend yield.

        Prior to the Company's IPO, in determining the exercise prices for awards and options granted, the Company's Board of Directors has considered the fair value of the common stock as of the date of grant. The Board of Directors determined the fair value of the common stock after considering a broad range of factors, including, but not limited to, the prices for the Company's redeemable convertible preferred stock sold to outside investors in arm's-length transactions, the rights, preferences and privileges of that redeemable convertible preferred stock relative to those of the Company's common stock, the Company's operating and financial performance, the hiring of key personnel, the introduction of new products, the Company's stage of development and revenue growth, the lack of an active public market for common and preferred stock, industry information such as market growth and volume, the performance of similarly-situated companies in the Company's industry, the execution of strategic and development agreements, the risks inherent in the development and expansion of our products and services, the prices of our common stock sold to outside investors in arm's-length transactions, and the

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Stock-Based Compensation (Continued)

likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company given prevailing market conditions and the nature and history of the Company's business. For awards granted subsequent to the Company's IPO, the fair value of the common stock is generally determined based on the closing price of the stock on the Nasdaq Global Market on the grant date.

        The Company derived the risk-free interest rate assumption from the U.S. Treasury's rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted average expected life of options using the simplified method as prescribed by the Stock Compensation Subtopic of the Codification. This decision was based on the lack of relevant historical data due to the Company's limited operating experience. In addition, due to the Company's limited historical data, the estimated volatility also reflects the application of the Stock Compensation Subtopic, incorporating the historical volatility of comparable companies with publicly-available share prices. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company utilized its historical forfeitures to estimate its future forfeiture rate at 11% and 9% for nonexecutive awards for 2008 and 2009, respectively. The Company estimated its future forfeiture rate would be 0% for stock options granted to executives based upon its historical and expected forfeitures.

        The Black-Scholes model assumptions for each of the periods set forth below are as follows:

	Year Ended December 31,
	2007	2008	2009
Risk-free interest rate	4.5 - 4.7%	3.0 - 3.4%	2.7 - 3.2%
Expected life	6.07 years	6.14 years	6.25 years
Expected volatility	63%	66%	73%
Expected dividends	0%	0%	0%

        The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2008 and 2009 was $5.04, $9.10 and $7.24, respectively. The intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009 was $0.7 million, $3.7 million and $1.7 million, respectively.

        As of December 31, 2009, there was approximately $28.5 million, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 2.58 years.

        The Company received $0.1 million, $0.1 million, and $0.4 million in cash from option exercises during the years ended December 31, 2007, 2008 and 2009, respectively.

        During the years ended December 31, 2007 and 2008, the Company granted stock options to purchase 26,000 and 10,000 shares, respectively, of common stock to certain advisors (non-employees) of the Company in consideration of services being performed. These options vest as services are provided over various periods from immediately to four years.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Stock-Based Compensation (Continued)

        The Company has estimated the fair value of options issued to non-employees using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31, 2007	December 31, 2008
Risk-free interest rate	4.55%	4.60%
Expected life	10 years	10 years
Expected volatility	63%	77%
Expected dividends	0%	0%

        The assumptions used to determine the fair value of the non-employee awards were derived in a similar manner as described above for employee awards, except that the expected life of non-employee awards are the stated contractual terms and the Company did not assume any forfeitures. These stock options are subject to variable accounting over the service period, which is expected to be the vesting period, as the measurement date for these non-employee stock options is the date when the services have been completed. During the year ended December 31, 2007 and 2008, the Company recorded $0.1 million and $14,000, respectively, of stock-based compensation expense related to these options. There was no compensation expense related to these options recorded during the year ended December 31, 2009.

        During the year ended December 31, 2008, the Company issued five restricted stock awards for a total of 24,000 shares of restricted common stock to certain advisors (non-employees) of the Company in consideration of services being performed. These awards were fully vested upon grant, and the Company recognized $0.3 million of stock-based compensation expense related to these awards during the year ended December 31, 2008.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Redeemable Convertible Preferred Stock

        The following is a summary of the Company's redeemable convertible preferred stock (in thousands, except per share data):

December 31, 2008
Redeemable convertible preferred stock, $0.001 par value—46,798 and 0 shares authorized as of December 31, 2008 and 2009, respectively:
Series A—8,312 and 0 shares designated, issued and outstanding at December 31, 2008 and 2009, respectively (liquidation and redemption values of $8,312 and $0, respectively)	$8,375
Series A-1—2,925 and 0 shares designated, issued and outstanding at December 31, 2008 and 2009, respectively (liquidation and redemption values of $4,388 and $0, respectively)	4,352
Series B—9,691 and 0 shares designated, 9,624 and 0 shares issued and outstanding at December 31, 2008 and 2009, respectively (liquidation and redemption values of $20,018 and $0, respectively)	19,996
Series C—9,047 and 0 shares designated, 8,988 and 0 shares issued and outstanding at December 31, 2008 and 2009, respectively (liquidation and redemption values of $30,290 and $0, respectively)	30,281
Series D—10,670 and 0 shares designated, issued and outstanding at December 31, 2008 and 2009, respectively (liquidation and redemption value of up to $104,990 and $0, respectively)	69,941
Series E—6,153 and 0 shares designated, issued and outstanding at December 31, 2008 and 2009, respectively (liquidation and redemption value of up to $102,071 and $0, respectively)	102,009
Series F—0 shares designated, issued and outstanding at December 31, 2008 and 2009 (10,862 shares issued in 2009)	—

Total redeemable convertible preferred stock	$234,954

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Redeemable Convertible Preferred Stock (Continued)

        The following is the activity of the Company's redeemable convertible preferred stock for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	Redeemable Convertible Preferred Stock
	Series A		Series A-1		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total
Balance—January 1, 2007	8,300	$8,288	2,925	$4,333	9,624	$19,993	8,988	$30,270	—	$—	—	$—	—	$—	$62,884
Sale of series D redeemable convertible preferred stock, net of issuance costs of $87	—	—	—	—	—	—	—	—	10,670	69,913	—	—	—	—	69,913
Exercise of series A warrant	12	82	—	—	—	—	—	—	—	—	—	—	—	—	82
Accretion of redeemable convertible preferred stock to redemption value	—	3	—	11	—	2	—	6	—	13	—	—	—	—	35

Balance—December 31, 2007	8,312	8,373	2,925	4,344	9,624	19,995	8,988	30,276	10,670	69,926	—	—	—	—	132,914
Sale of series E redeemable convertible preferred stock, net of issuance costs of $88	—	—	—	—	—	—	—	—	—	—	6,153	101,998	—	—	101,998
Accretion of redeemable convertible preferred stock to redemption value	—	2	—	8	—	1	—	5	—	15	—	11	—	—	42

Balance—
December 31, 2008	8,312	8,375	2,925	4,352	9,624	19,996	8,988	30,281	10,670	69,941	6,153	102,009	—	—	234,954
Sale of series F redeemable convertible preferred stock, net of issuance costs of $262	—	—	—	—	—	—	—	—	—	—	—	—	10,862	99,590	99,590
Accretion of redeemable convertible preferred stock to redemption value	—	1	—	5	—	1	—	2	—	8	—	11	—	17	45
Conversion of redeemable convertible preferred stock to common stock	(8,312)	(8,376)	(2,925)	(4,357)	(9,624)	(19,997)	(8,988)	(30,283)	(10,670)	(69,949)	(6,153)	(102,020)	(10,862)	(99,607)	(334,589)

Balance—December 31, 2009	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—

        During 2007, the Company issued 10.7 million shares, of Series D at $6.56 per share for gross proceeds of $70.0 million. The total direct costs related to the issuance of Series D were $0.1 million.

        During 2008, the Company issued 6.2 million shares of Series E at $16.59 per share, for gross proceeds of $102.1 million. The total direct costs related to the issuance of Series E were $0.1 million.

        During 2009, the Company authorized and issued 10.9 million shares of Series F at $9.20 per share, for gross proceeds of $99.9 million. The total direct costs related to the issuance of Series F was approximately $0.3 million.

        On September 29, 2009, in conjunction with the closing of the Company's IPO, all of the Company's 57,533,713 outstanding redeemable convertible preferred shares automatically converted on a one-for-one basis, except for Series E redeemable convertible preferred stock, which converted on a one-for-1.38 basis, into 59,881,160 shares of common stock. At December 31, 2009, the Company had no redeemable convertible preferred shares outstanding.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Redeemable Convertible Preferred Stock (Continued)

        The rights and preferences of the Series A, Series A-1, Series B, Series C, Series D, Series E and Series F (collectively, the "Updated Senior Preferred Stock") prior to their conversion to common stock were as follows:

  •
  Voting Rights—The holders of the Updated Senior Preferred Stock were entitled to vote on all matters and were entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock was then convertible.

  •
  Dividends—The holders of the Updated Senior Preferred Stock were entitled to receive dividends, when and if declared by the Board of Directors. Since inception, through the closing date of the Company's IPO, no dividends were declared.

  •
  Liquidation Rights—In the event of any liquidation, dissolution, or winding-up of the Company, the holders of the Updated Senior Preferred Stock were entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any distribution payments are made to the holders of Series B-1 or common stock, in an amount equal to $1.00 per share in the case of the Series A, $1.50 per share in the case of the Series A-1, $2.08 per share in the case of the Series B, $3.37 per share in the case of the Series C, $6.56 per share in the case of the Series D, $16.59 per share in the case of the Series E and $9.20 per share in the case of the Series F.

    If the amounts available for distribution to stockholders (the "Liquidation Amounts") were greater than $490.0 million, after distribution payments were made to the holders of the Updated Senior Preferred Stock, but before any payments were made to the holders of Series B-1 or common stock, the holders of Series D and Series F were entitled to be paid additional amounts out of the assets of the Company available for distribution to its stockholders in an amount equal to a pro rata portion (based on the aggregate number of shares of Series D and Series F held by such holders) of 75% of the difference between the Liquidation Amounts and $490.0 million, up to $3.28 per share in the case of the Series D and $4.60 per share in the case of the Series F.

  •
  Conversion—Each share of Series A, Series A-1, Series B, Series C, Series D and Series F was convertible into one share of common stock at any time. Each share of Series E was convertible into 1.38 shares of common stock at any time. Each share of Series A, Series A-1, Series B, Series C, Series D, Series E and Series F would automatically convert into common stock (the "Automatic Conversion") upon the completion of a public stock offering with aggregate net proceeds of at least $40.0 million (an "Updated Qualifying Public Offering") at a price per share of $8.00, or upon an election from the holders of at least two-thirds of the Updated Senior Preferred Stock.

    The Automatic Conversion would not apply to the Series D unless effected upon the completion of an Updated Qualifying Public Offering with a price per share of at least $8.00, in connection with certain liquidation events or with the consent of holders of 71% of the Series D.

    The Automatic Conversion would not apply to the Series E unless effected upon the completion of an Updated Qualifying Public Offering with a price per share of at least $8.60, in connection with certain liquidation events or with the consent of holders of 68% of the Series E. In the event the Company issued shares of common stock in an Updated Qualifying Public Offering or private placement at a price per share of less than $12.01, the conversion rate at which the

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Redeemable Convertible Preferred Stock (Continued)

    shares of Series E convert into shares of common stock would have been adjusted based on a weighted-average common stock.

    The Automatic Conversion would not apply to the Series F unless effected upon the completion of an Updated Qualifying Public Offering, in connection with certain liquidation events or with the consent of holders of 66 2/3% of the Series F. In the event the Company issued shares of common stock in an Updated Qualifying Public Offering at a price per share of less than $11.50, the conversion rate at which the shares of Series F convert into shares of common stock (the "Series F Conversion Rate") would have been adjusted based on a formula such that each share of Series F would convert into more than one share of common stock. In connection with certain liquidation events resulting in proceeds to the stockholders of the Company of less than $650 million, the Series F Conversion Rate would have been adjusted such that each share of Series F would convert into 1.45 shares of common stock. In the event the Company issued shares of common stock in a private placement at a price per share less than $9.20, then the Series F Conversion Rate would have been adjusted such that each share of Series F would convert into more than one share of common stock. If the price per share of such private placement is greater than $6.33 but less than $9.20, then the Series F Conversion Rate would have been adjusted based on a full-ratchet dilution formula; if the price per share of such private placement is less than or equal to $6.33, then the Series F Conversion Rate would have been adjusted based on a combination of a full-ratchet dilution formula and a weighted-average dilution formula.

  •
  Redemption—At any time on or after May 27, 2014, upon the written request of the holders of at least two-thirds of the then-outstanding Updated Senior Preferred Stock, voting as a single class, the Company would redeem all outstanding shares of Series A, Series A-1, Series B, Series C, Series D, Series E and Series F in cash, at the redemption price equal to $1.00, $1.50, $2.08, $3.37, $6.56, $16.59 and $9.20 per share, respectively, plus any declared but unpaid dividends in three annual installments. The Company was accreting the redeemable convertible preferred stock to redemption value over the period, such that the carrying amounts of the securities will equal the redemption amounts at the earliest redemption date.

19. Redeemable Common Stock

        In January and February 2008, the Company issued 693,000 and 900,000 shares of common stock to investors, respectively, at $7.22 per share, for gross proceeds of $11.5 million. The issuance of the common stock was pursuant to a subscription agreement. Under certain circumstances, purchasers could redeem this common stock from the Company at the original issuance price of $7.22 per share. At any time following the later of January 24, 2013 and the date on which all shares of the Company's Preferred Stock, $.001 par value per share, have been either redeemed by the Company or converted into shares of the Company's common stock, a holder of the redeemable common stock could make a request for redemption. If the Company did not have sufficient funds legally available to redeem all of the redeemable common stock, the Company would redeem the maximum shares of redeemable common stock permissible out of funds legally available and would redeem the remaining shares of redeemable as soon as practicable. The redemption right of the redeemable common stock would terminate upon an effective registration statement filed by the Company under the Securities Act of 1933 in connection with a public stock offering.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Redeemable Common Stock (Continued)

        The redemption rights of the redeemable common stock terminated on September 29, 2009 in connection with the IPO. At December 31, 2009, the 1,592,797 shares previously classified as redeemable common stock are included in common stock on the consolidated balance sheet.

20. Stockholders' (Deficit) Equity

        Series B-1 Convertible Preferred Stock—In January 2006, the Company issued 1.5 million shares of Series B-1 in connection with the acquisition of T/J Technologies, Inc. with a fair value at the date of acquisition of $5.2 million. Series B-1 was not redeemable.

        On September 29, 2009, in conjunction with the closing of the Company's IPO, all of the Company's 1,493,065 outstanding shares of convertible preferred stock automatically converted on a one-for-one basis, into shares of common stock. At December 31, 2009, the Company had no convertible preferred shares outstanding.

        The rights and preferences of the Series B-1 as of December 31, 2008 were as follows:

  •
  Voting Rights—Series B-1 stockholders were entitled to vote on all matters and were entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock was then convertible.

  •
  Dividends—Series B-1 stockholders were entitled to receive dividends, when and if declared by the Board of Directors. Since inception, through the closing date of the Company's IPO, no dividends were declared.

  •
  Liquidation Rights—If after all preferential payments to Senior Preferred Stock had been paid, the holders of Series B-1 would be entitled to be paid out of the assets of the corporation available for distribution to its stockholders before any payment would be made to the holders of common stock an amount equal to $3.33 per share plus any dividends declared but unpaid at the date of liquidation.

  •
  Conversion—Each share of Series B-1 was convertible into one share of common stock at any time. Each share of preferred stock would automatically convert into common stock upon the completion of a Qualifying Public Offering or upon an election from the holders of at least two-thirds of the Senior Preferred Stock.

        Issuance of Common Stock—In February 2008, the Company issued 693,000 shares of common stock at $7.22 per share, for gross proceeds of approximately $5.0 million. The purchaser of the common stock is a customer of the Company.

        At December 31, 2009, the Company's Board of Directors had the authority to issue 255,000,000 shares of stock, of which 250,000,000 were designated as common stock, with a par value of $0.001, and 5,000,000 were designated as preferred stock, with a par value of $0.001 per share.

21. Related Party Transactions

        Technology License from a University—The Company has licensed certain technology from a university which is also a holder of common stock. Under the terms of the license agreement, the Company has paid royalties of $0.1 million, $0.2 million and $0.3 million for the years ended

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

21. Related Party Transactions (Continued)

December 31, 2007, 2008 and 2009, respectively. The Company also participates in grant programs offered by the university for the collaborative development of battery technology.

        Transactions with Holders of Common Stock—The Company has ongoing business relationships with a stockholder and certain of its affiliates who are also holders of the Company's common stock. The relationships, which are independent of each other, consist of (i) a $4.0 million note payable and (ii) professional services to assist the Company in the design and development of various battery systems for the transportation sector. During the year ended December 31, 2008, the Company recorded interest expense related to the note payable of $39,000. The Company recorded no interest expense related to the note payable during the year ended December 31, 2009 because the note was paid in full as of December 31, 2008. Payments made by the Company to the affiliate of the stockholder for the professional services amounted to $4.8 million for the year ended December 31, 2008. The Company made no payments to the affiliate of the stockholder for the year ended December 31, 2009. The balance due to the affiliate of the stockholder for the professional services agreement as of December 31, 2009 was $0.4 million.

        Loans from Holders of Common Stock—During 2006, the Company entered into an $8.0 million credit agreement, including a $3.0 million Term Loan and a $5.0 million line of credit, with a stockholder. In 2008, the Company increased the Term Loan by $15.0 million and raised the line of credit to $8.0 million.

        In November of 2008, the Company received a $7.5 million advance against the Term Loan which is payable over a 36-month period and the interest rate is prime (3.25% at December 31, 2009) plus 0.75%. On April 7, 2009, May 6, 2009, June 18, 2009, and August 3, 2009, the Company received advances on the Term Loan of $2.5 million, $3.0 million, $1.0 million, and $1.0 million respectively. Each advance is repayable over a 36-month period and the interest rate is prime (3.25% at December 31, 2009) plus 0.75%. There is $0 remaining under the term loan available for future advances and the line of credit has been fully drawn against.

        During the years ended December 31, 2008 and 2009, the Company recorded interest expense related to this credit agreement of $0.5 million and $0.9 million, respectively.

        Transactions with Joint Venture Partner's Affiliate—In December 2009, the Company entered into a joint venture with an automaker in China to assist the Company in getting penetration into China's transportation industry. The Company is required to invest $4.7 million into the joint venture over a period of approximately 15 months in return for a 49% interest in the joint venture. As of December 31, 2009, no capital contributions have been made, nor were any required to be made under the terms of the agreement. In 2009, the Company entered into two development agreements with the automaker. During 2009, the Company recorded $0.1 million in revenue related to the development agreement and as of December 31, 2009, approximately $0.7 million is recorded in deferred revenue which will be recognized upon inspection and acceptance of the deliverables. As of December 31, 2009, the balance due from the automaker was $0.8 million.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

22. Quarterly Information (Unaudited)

        The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share amounts):

Quarter Ended	March 31,	June 30,	September 30,	December 31,	Total
Fiscal year 2009
Revenue	$23,220	$19,702	$23,597	$24,530	$91,049
Gross profit (loss)	1,806	(2,575)	(1,875)	(48)	(2,692)
Net loss	(18,884)	(22,340)	(22,891)	(22,474)	(86,589)
Net loss per share attributable to A123 Systems, Inc. common stockholders—basic and diluted	$(2.02)	$(2.36)	$(1.78)	$(0.22)	$(2.55)

Fiscal year 2008
Revenue	$10,298	$11,636	$22,942	$23,649	$68,525
Gross profit (loss)	(1,507)	(3,234)	1,020	(8,523)	(12,244)
Net loss	(13,975)	(18,957)	(18,943)	(28,556)	(80,431)
Net loss per share attributable to A123 Systems, Inc. common stockholders—basic and diluted	$(1.71)	$(2.12)	$(2.06)	$(3.08)	$(9.04)

23. Subsequent Events

        In January 2010, the Company entered into a Supply Agreement with Fisker Automotive, Inc. Under the terms of the Agreement, the Company was designated as the supplier of the battery systems for Fisker's Karma Plug-in Hybrid Electric Vehicle (PHEV) programs. The Company will also collaborate with Fisker on Fisker's Nina platform. Additionally, the Company made a $23.0 million investment in Fisker's Series A-1 financing, consisting of $13.0 million in cash and $10.0 million of the Company's common stock.

        The Company has evaluated the period from December 31, 2009, the date of the consolidated financial statements, through the date of the issuance and filing of the consolidated financial statements, and has determined that no other material subsequent events have occurred that would affect the information presented in these consolidated financial statements or require additional disclosure.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation and supervision of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as December 31, 2009, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure because of the material weaknesses discussed below.

  Management's Annual Report on Internal Control over Financial Reporting.

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. At December 31, 2010, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to provide an attestation on the effectiveness of our internal controls over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

  Changes in Internal Control over Financial Reporting.

        There were no changes in our internal control over financial reporting, other than those stated below, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Ongoing Remediation of Material Weakness in Internal Control over Financial Reporting.

        As disclosed in our Registration Statement on Form S-1 (File No. 333-152871), which was declared effective by the SEC on September 23, 2009, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        These material weaknesses were as follows:

  •
  We did not have an adequate number of personnel in our accounting and finance department with sufficient technical accounting expertise and, as a result, we could not evaluate in a timely manner the accounting implications of our business transactions. For example, we did not properly recognize revenue related to our sale of batteries to one of our customers and we did not properly manage the accrual process related to cutoffs at the end of reporting periods.

  •
  We did not design or maintain effective operating and information technology controls over the financial statement close and reporting process in order to ensure the accurate and timely preparation of financial statements in accordance with GAAP. For example, we did not compare our actual results to our budget, we allowed individuals to process journal entries without supervisor approval or review and by the end of 2007, we had not yet formalized information technology control policies in three of our manufacturing locations in China.

        We have taken steps intended to remediate these material weaknesses primarily through the hiring of a number of accounting and finance personnel with technical accounting and financial reporting experience. To improve our information technology organization, we have hired several senior managers who manage our application systems and several analysts. In addition, we have improved our control and procedures relating to the financial reporting process. For example, we have implemented approval controls for the processing of journal entries, formalized our procedures for our period end closing and reporting process, and have reduced the risk of unauthorized access and unauthorized transactions being posted to our accounting records by requiring the approval of senior accounting personnel in order to access our financial systems.

        Although we have made enhancements to our control procedure, the material weaknesses will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are operating effectively.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The following table sets forth information regarding our executive officers and directors, including their ages as of December 31, 2009.

Name	Age	Position
David P. Vieau	59	President, Chief Executive Officer, Director
Michael Rubino	52	Chief Financial Officer, Vice President of Finance and Administration
Andrew Cole	44	Vice President of Human Resources and Organizational Development
Ric Fulop(1)	35	Vice President of Business Development and Marketing
Louis M. Golato	54	Vice President of Operations
Robert J. Johnson	43	Vice President and General Manager of Energy Solutions Group
Gilbert N. Riley, Jr.	46	Chief Technology Officer, Vice President of Research and Development, Director
Jason M. Forcier	38	Vice President, Automotive Solutions Group
Gururaj Deshpande(3)(4)	59	Director
Arthur L. Goldstein(2)(4)	74	Director
Gary E. Haroian(2)(3)	58	Director
Paul E. Jacobs(4)	47	Director
Mark M. Little	57	Director
Jeffrey P. McCarthy(2)(3)	55	Director

(1)
Mr. Fulop ceased being an employee of the Company on February 5, 2010.

(2)
Member of audit committee

(3)
Member of compensation committee

(4)
Member of the nominating and corporate governance committee

        The following paragraphs provide information about our directors and executive officers. For each director, the information presented includes information each director has given us about the positions they hold, their principal occupation and business experience for the past five years, and the names of other publicly-held companies of which they currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each director's specific experience, qualifications, attributes and skills that led our Board to the conclusion that they should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service. Finally, we value their significant experience on other public company boards of directors and board committees.

        David P. Vieau has served as our President and Chief Executive Officer and as a director since March 2002. Mr. Vieau served as a director of Avocent Corporation, an information technology infrastructure management company, from 2001 to December 2009. Mr. Vieau holds a B.S. in

Mechanical Engineering from Syracuse University. We believe that Mr. Vieau's qualifications to sit on our board of directors include his 30 years of experience managing high technology and component businesses, including his eight years as our Chief Executive Officer.

        Michael Rubino has served as our Chief Financial Officer and Vice President of Finance and Administration since August 2004. Mr. Rubino holds a B.S. in Business Administration from the University of South Carolina.

        Andrew Cole has served as our Vice President of Human Resources and Organizational Development since August 2008. From May 2008 to August 2008, Mr. Cole served as Global Seminis Human Resources Lead at the Monsanto Company, an agricultural company. From February 2007 to February 2008, Mr. Cole served as Senior Vice President for Human Resources at The Power and Cooling Division of Schneider Electric AS, or Schneider Electric, an energy management company. Prior to this role, Mr. Cole served as the Executive Vice President for Human Resources and Organizational Development at American Power Conversion Corp., or APC, an energy management company, from April 2003 until the acquisition of APC by Schneider Electric in February 2007. Mr. Cole holds a B.A. and an M.S.M from Regis University, Colorado.

        Ric Fulop co-founded A123 and served as our Vice President of Business Development and Marketing from October 2001 until February 2010. Mr. Fulop holds an M.B.A. from the MIT Sloan School of Management.

        Louis M. Golato has served as our Vice President of Operations since February 2006. From February 2004 to December 2005, Mr. Golato served as Wafer Fabrication and Probe Site Manager of Texas Instruments Incorporated, a semiconductor company. Mr. Golato holds a B.S. in Accounting from Bryant College.

        Robert J. Johnson has served as our Vice President and General Manager of our Energy Solutions Group since January 2008. From February 2007 to January 2008, Mr. Johnson served as Senior Vice President, President North America of APC-MGE Systems, a business unit of Schneider Electric and a global provider of critical power and cooling services. From February 1997 to February 2007, Mr. Johnson served in various roles at American Power Conversion Corp., or APC, including President/CEO and Vice President of APC's Availability Enhancement Group. Mr. Johnson holds a Bachelor of Engineering Management degree from The Missouri University of Science and Technology.

        Gilbert N. Riley, Jr. co-founded A123 and has served as our Chief Technology Officer and Vice President of Research and as a director since October 2001. Dr. Riley holds a B.A. in Physics and Geology from Middlebury College and an M.S. and a Ph.D. in Materials Science and Engineering from Cornell University. We believe that Mr. Riley's qualifications to sit on our board of directors include his experience in technology development and commercialization, including his nine years as our Chief Technology and Vice President of Research.

        Jason M. Forcier has served as our Vice President, Automotive Solutions Group since August 2009. From August 2008 to August 2009, Mr. Forcier served as Vice President & General Manager for Lear Corporation, a global supplier of automotive seating systems, electrical distribution systems and electronics. Prior to Lear, Mr. Forcier worked at Robert Bosch LLC, a supplier of automobile components, from 1997 through 2008 in various management positions in the United States and Europe. His last position at Bosch was President for North America, Automotive Electronics Division. In addition, Mr. Forcier held engineering positions at General Motors, Delphi Division. Mr. Forcier holds an MBA from the University of Michigan and a Bachelor of Mechanical Engineering from Kettering University.

        Gururaj Deshpande has served as a director since December 2001. Since February 1998, Dr. Deshpande has served as Chairman of the board of directors of Sycamore Networks, Inc., a telecommunications equipment manufacturer. Dr. Deshpande also serves as a director of Airvana, Inc., or Airvana, a provider of network infrastructure products. Dr. Deshpande co-founded Cascade Communications Corp., a provider of wide area network switches, and has been a member of the board of directors of Cascade since its inception and was Chairman of the board of directors of Cascade from 1996 to 1997. Dr. Deshpande holds a B.S. in Electrical Engineering from the Indian Institute of Technology, an M.E. in Electrical Engineering from the University of New Brunswick and a Ph.D. in Data Communications from Queens University. We believe that Mr. Deshpande's qualifications to sit on our board of directors include his vast experience as an entrepreneur and in the various executive management positions he has held.

        Arthur L. Goldstein has served as a director since February 2008. Mr. Goldstein has served as a trustee, director and/or advisor for various for-profit and non-profit organizations. From May 1991 to May 2004, Mr. Goldstein served as the Chairman of the board of directors of Ionics, Inc., or Ionics, a water treatment and purification company. From May 1971 to June 2003, Mr. Goldstein served as the President and Chief Executive Officer of Ionics. Mr. Goldstein also serves as a director of Cabot Corporation, a chemical manufacturer. From 1995 to 2008, Mr. Goldstein served as a member of the Board of Directors of State Street Corporation, a financial services company, and is a member of the National Academy of Engineering. Mr. Goldstein holds a B.S. in Chemical Engineering from Rensselaer Polytechnic Institute, an M.S. in Chemical Engineering from the University of Delaware and an M.B.A. from Harvard Business School. We believe that Mr. Goldstein's qualifications to sit on our board of directors include his years of executive experience in the chemical manufacturing and solutions industries.

        Gary E. Haroian has served as a director since July 2006. Since December 2002, Mr. Haroian has provided consulting and advisory services to various technology companies. Mr. Haroian also serves as a director of Aspen Technology Inc., a provider of software and services to the process industries, Network Engines, Inc., a provider of server appliance software solutions, and Phase Forward Incorporated, a provider of data collection and management solutions for clinical trials and drug safety and Unica Corp, a provider of enterprise marketing management software. Until 2007, Mr. Haroian also served as a director of Authorize.net, a transaction and payment processing company, and Embarcadero, a provider of data lifecycle management software. Mr. Haroian holds a B.S. in Economics and Accounting from the University of Massachusetts, Amherst. We believe that Mr. Haroian's qualifications to sit on our board of directors include his extensive advisory experience to various emerging technology companies and his financial and accounting expertise.

        Paul E. Jacobs has served as a director since November 2002. Since February 2000, Dr. Jacobs has held a number of executive positions with QUALCOMM Incorporated, or Qualcomm, including Group President of the Qualcomm Wireless & Internet Group, Executive Vice President and Chief Executive Officer. Dr. Jacobs also serves as a director and as Chairman of Qualcomm. Dr. Jacobs holds a B.S. in Electrical Engineering and Computer Science, an M.S. in Electrical Engineering and a Ph.D. in Electrical Engineering and Computer Science from the University of California, Berkeley. We believe Mr. Jacobs' qualifications to sit on our board of directors include his experience as director and Chairman of a mobile communication company and his expertise in strategic leadership.

        Mark M. Little has served as a director since April 2009. Since October 2005, Dr. Little has served as Senior Vice President and Director of GE Global Research, a division of General Electric Company, a diversified technology, media and financial services company. From February 1997 to October 2005, Dr. Little served as Vice President of the power-generation segment of GE Energy, another division of General Electric. Dr. Little holds a B.S. in Mechanical Engineering from Tufts University, an M.S. in Mechanical Engineering from Northeastern University and a Ph.D. from in Mechanical Engineering from Rensselaer Polytechnic Institute. We believe Mr. Little's qualifications to sit on our board of directors include his management experience in the industrial research and technology industries.

        Jeffrey P. McCarthy has served as a director since December 2001. Since December 1998, Mr. McCarthy has served as a general partner of North Bridge Venture Partners, a venture capital firm. Mr. McCarthy holds a B.S. in Business Administration from Northeastern University and an M.B.A. from Bentley College. We believe Mr. McCarthy qualifications to sit on our board of directors include his business development experience as a partner for a venture capital firm.

Code of Business Conduct and Ethics

        We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, which is located at www.a123systems.com.

Audit Committee

        The members of our audit committee are Messrs. Goldstein, Haroian and McCarthy. Mr. Haroian chairs the audit committee. Our board of directors has determined that each audit committee member satisfies (i) the requirements for financial literacy and (ii) the independence standards for audit committee membership under the current requirements of the Nasdaq Marketplace Rules. Mr. Haroian is an "audit committee financial expert," as defined by SEC rules and satisfies the financial sophistication requirements of The NASDAQ Global Market. Our audit committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of copies of reports filed by our directors and executive officers pursuant to Section 16(a) or written representations by the persons required to file these reports, we believe that during 2009 all filing requirements of Section 16(a) were satisfied.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        The compensation committee of our board of directors oversees our executive compensation program. In this role, the compensation committee reviews and approves annually all compensation decisions relating to our named executive officers. In making its decisions, the compensation committee considers the performance of the individual executive officers, as well as company performance, and reviews compensation data to assess the competitive market for comparable executives.

  Objectives and Philosophy of our Executive Compensation Program

        The primary objectives of the compensation committee with respect to executive compensation are to:

  •
  encourage executives to achieve and exceed our strategic and financial performance targets;

  •
  focus on long-term performance by providing a significant portion of executives' compensation through programs linked to our long-term success;

  •
  attract executive talent and retain those executives who have demonstrated superior talent and performance and whose continued employment is crucial to our success and growth; and

  •
  align executives' incentives with the creation of stockholder value.

        Our compensation committee assesses the performance of A123 in part based on specific measures and targets established by the compensation committee and our board of directors. However, compensation decisions are not driven entirely by financial performance assessments. As a private company, our compensation committee reviewed compensation data and/or surveys collected from other private, venture capital-backed companies with similar revenues, and from research of pay practices at similar companies informally conducted and supplied by committee members. The committee also relied on its members' business judgment and collective experience in the technology industry.

        For executive officers other than our chief executive officer, the compensation committee seeks and considers input from our chief executive officer regarding such executive officers' responsibilities, performance and compensation. Specifically, our chief executive officer recommends base salary increases, bonus targets for the performance-based bonus, equity award levels and the short-term and long-term financial and non-financial performance goals that are used throughout our compensation plans, and advises the committee regarding the compensation program's ability to attract, retain and motivate executive talent. Our compensation committee has and exercises the ability to materially increase or decrease the compensation amounts recommended by our chief executive officer. Our chief financial officer is also involved in our executive compensation process. Our chief financial officer is responsible for providing input on the financial targets for our compensation plan and for presenting data regarding the impact of the executive compensation programs on our financials.

        Our compensation committee routinely meets in executive session, and our chief executive officer is not permitted to attend during committee discussions, or board of directors determinations, regarding his compensation.

        Our compensation committee expects, on an annual basis, to set base salaries and bonus targets for the following year, as well as to determine equity incentive awards for our executive officers. In setting annual salaries, bonuses and equity incentive awards, the compensation committee will review the individual contributions of each executive officer and the achievement of predetermined corporate performance goals.

        To achieve the objectives of executive compensation, the compensation committee evaluates our executive compensation program with the following goals:

  •
  compensation should reflect our performance as well as individual performance over the prior fiscal year and over a longer period. In the short term, compensation should reflect the extent to which goals are missed, met or exceeded, taking into consideration individual ability to influence results. In the long-term, the value delivered under equity-based programs will be driven largely by the performance of our stock price and total stockholder return;

  •
  compensation programs should be aligned with business strategies focused on long-term growth and creating value for stockholders; and

  •
  overall target compensation, which is compensation received when achieving expected results, should be in line with that of individuals holding comparable positions and producing similar results at other corporations of similar size and industry.

        In November 2008, our compensation committee retained Watson Wyatt Worldwide, Inc., or Watson Wyatt, as its independent compensation consultant, to advise it on all matters related to executive compensation and general compensation programs for 2009. Watson Wyatt provided comparative market data on compensation practices based on an analysis of comparable peer companies. Watson Wyatt's analysis covered the following publicly-traded companies in similar industries: Biofuel Energy, C&D Technologies, Electro Energy, Ener1, Energy Conversion Dev, Energy Recovery, First Wind Holdings, GT Solar Intl, Noble Environmental Power, Ocean Power Technologies, Orion Energy Systems, Ultralife, Valence Technology and ZBB Energy. Our compensation committee considered this group of companies to be our 2009 compensation peer group.

        Watson Wyatt continued to advise our compensation committee on all matters related to executive compensation and general compensation programs for 2010. Watson Wyatt provided comparative market data on compensation practices based on an analysis of comparable peer companies. Watson Wyatt's analysis covered the following publically-traded companies in the alternative energy and/or high-technology manufacturing space which have executed an initial public offering within the last ten years: Aero Vironment, Airvana, American Superconductor, Broadwind Energy, Concur, Ener1, Energy Conversion Devices, Evergreen Solar, Fuel Cell Energy, GT Solar International, iRobot, Netezza, OpenTable, Polypore International, Riverbed Technology and SolarWind Technology. Our compensation committee considered this group of companies to be our 2010 compensation peer group.

  Components of our Executive Compensation Program

        The primary elements of our executive compensation program are:

  •
  base salary;

  •
  annual cash incentive bonuses;

  •
  stock option awards;

  •
  insurance, retirement and other employee benefits; and

  •
  change-of-control benefits.

        We do not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, our compensation committee determines subjectively what it believes to be the appropriate level and mix of the various compensation components.

        Base Salary.    Base salary represents the payment for a satisfactory level of individual performance as long as the employee remains employed with us. Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. For 2009, our compensation committee sought to continue to set our base salaries at levels that are consistent with pay ranging between the minimum and median levels of our peer group firms. Our compensation committee reviewed the data of our peer group provided by Watson Wyatt. Our compensation committee also reviewed data in the Radford Benchmark Survey, the Radford Executive Survey and the Radford Sales Survey, which are compilations of compensation data from public and private technology companies. These reports are available for purchase by companies such as A123 who confidentially submit data to them. Following these reviews, our compensation committee concluded that no adjustments to the 2008 base salaries were necessary.

        For 2010, our compensation committee sought to continue to set out base salaries at levels that are consistent with pay at the median levels of our peer group firms. Our compensation committee reviewed the data of our peer group provided by Watson Wyatt. Following these reviews, our compensation committee concluded that an adjustment to the 2009 base salaries were necessary for the 2010 fiscal year.

        The following table sets forth information regarding the base salary for fiscal 2008, 2009 and 2010 for our named executive officers:

	Fiscal 2008 Base Salary	Fiscal 2009 Base Salary	Fiscal 2010 Base Salary
David P. Vieau	$300,000	$300,000	$375,000
Michael Rubino	$210,000	$210,000	$275,000
Andrew Cole	$210,000	$210,000	$245,000
Jason M. Forcier	N/A	$265,000	$265,000
Louis M. Golato	$210,000	$210,000	$275,000

        Adjustments to the base salary level may be made annually based on comparisons to survey data and evaluation of the executive's level of responsibility and experience as well as company-wide performance.

        None of our executives is currently party to an employment agreement that provides for automatic or scheduled increases in base salary. However, on an annual basis, base salaries for our executives, together with other components of compensation, are evaluated for adjustment.

  Annual Cash Incentive Bonus

        We have an annual cash incentive bonus plan for our executives. The annual cash incentive bonuses are intended to compensate for the achievement of company strategic, operational, financial and individual goals. Amounts payable under the annual cash incentive bonus plan are calculated as a percentage of the applicable executive's base salary. No bonus is paid if the aggregate attainment falls below certain minimums.

        For 2009, our executive officers, other than our chief executive officer, had a target bonus of 60% of their annual base salary and a maximum bonus opportunity of 70% of their base annual salary. Our chief executive officer had a target bonus of 100% of his annual base salary with a maximum bonus opportunity of 110% of his annual base salary. The 2009 targets for cash incentive bonuses were as follows:

  •
  16.7% of executives' target bonus was based upon our attainment of a specified revenue target for fiscal 2009. The minimum level (weighted 25% for our chief executive officer and 15% for other executive officers) of revenue required to earn a bonus was $88 million, the target revenue level (weighted 100% for our chief executive officer and 60% for other executive officers) was $110 million and the revenue level required to achieve the maximum bonus (weighted 120% for our chief executive officer and 80% for other executive officers) for this category was $132 million. For 2009, our actual revenue was $91.0 million, yielding a performance level of 21.2% for our executive officers, which was then multiplied by 16.7%, the weighting for this category, yielding a 3.54% bonus amount for this category. For our CEO, our actual revenue of $91.0 million yielded a performance level of 35.4%, which was then multiplied by the category weighting of 16.7%, yielding a 5.9% bonus amount for this category.

  •
  16.7% of executives' target bonus was based upon our attainment of a specified adjusted EBITDA target. The minimum level (weighted 25% for our chief executive officer and 15% for other executive officers) of adjusted EBITDA required to earn a bonus was $38.2 million, the target adjusted EBITDA level (weighted 100% for our chief executive officer and 80% for other executive officers) was $37 million and the adjusted EBITDA level required to achieve the maximum bonus (weighted 120% for our chief executive officer and 80% for other executive officers) for this category was $27.1 million. For 2009, our actual adjusted EBITDA was ($62.5 million), yielding a performance level of 0%, which was then multiplied by 16.7%, the weighting for this category, yielding a 0% bonus for this category for all of our executives.

  •
  16.7% of executives' target bonus was based upon a specified capital expenditure target for 2009. The minimum level (weighted 25% for our chief executive officer and 15% for other executive officers) of adjusted EBITDA required to earn a bonus was $62 million, the target capital expenditure level (weighted 100% for our chief executive officer and 60% for other executive officers) was $56 million and the capital expenditure level required to achieve the maximum bonus (weighted 120% for our chief executive officer and 80% for our other executive officers) for this category was $45 million. For 2009, our actual capital expenditures were $44.5 million, yielding a performance level of 80% for our executive officers, which was then multiplied by 16.7%, the weighting for this category, yielding a 13.33% bonus amount for this category. For our CEO, our actual capital expenditures of $44.5 million yielded a performance level of 120%, which was then multiplied by the category weighting of 16.7%, yielding a 20% bonus amount for this category.

  •
  50% of executives' target bonus was based upon individual objectives. With respect to individual goals, the compensation committee and/or our chief executive officer rated each officer's performance on a scale from one to five; however, the committee or our CEO has discretion to adjust the average up or down to consider opportunities and/or challenges which were not anticipated at the beginning of the year. Mr. Vieau's individual objectives generally related to general oversight of the senior management team and succession planning. Mr. Rubino's individual objectives generally related to completing private financings and supporting our initial public offering as well as establishing the financial infrastructure for a public company. Mr. Cole's individual objectives generally related to management hiring and training. Mr. Forcier's individual objectives generally related to supporting revenue growth. Mr. Golato's individual objectives generally related to improving the operating margins of our battery packs and adding human resource capabilities needed to support operations projects. For 2009, the compensation committee assigned a score of between 1 and 5 (where 1 equaled not started and 5 equaled completed and resulted in a bonus payment at the target level of 60% or 100%, as applicable) for each objective and then determined this average score for each individual. This score was then multiplied by the maximum score of 5 and further multiplied by 30%, in the case of executives, which represented the maximum percentage an executive could earn in this category (the target 60% level multiplied by the 50% weighted amount) and 50% in the case of our chief executive officer, which represented the maximum percentage our chief executive officer could earn in this category (the target 100% level multiplied by the 50% weighted amount). For 2009, all named executive officers achieved an average score of 5, yielding a 30% bonus amount for this category for executives and a 50% bonus amount in this category for our chief executive officer.

        When the compensation committee added the results of each individual's bonus amounts to the revenue bonus amounts, the following aggregate bonuses were determined:

Name	Revenue Target Earned	Adjusted EBITDA Target	Capital Expenditures Target	Individual Targets Earned	Total Bonus %
David P. Vieau	5.90%	0%	20.00%	50.00%	75.90%
Michael Rubino	3.54%	0%	13.33%	30.00%	46.87%
Andrew Cole	3.54%	0%	13.33%	30.00%	46.87%
Jason M. Forcier	3.54%	0%	13.33%	30.00%	46.87%
Louis M. Golato	3.54%	0%	13.33%	30.00%	46.87%

        The revenue, adjusted EBITDA, capital expenditures and individual targets used for purposes of the fiscal 2009 incentive bonus plan were established in May 2009. The contribution by each executive would be aligned with the company's short-term goals for their respective organizations, and, were set at levels that were designed to be challenging in that they require us to achieve strong revenue growth, but would be attainable if we had what we considered to be a successful year.

        In February 2010, the compensation committee also approved the 2010 target bonuses of our executive officers pursuant to our annual cash incentive bonus program. The principal elements of the fiscal 2010 executive officer incentive bonus plan are as follows:

  •
  Executive officers other than our chief executive officer have a target bonus of 60% of their annual base salary.

  •
  Our chief executive officer has a target bonus of 100% of his annual base salary.

  •
  25% of executives' target bonus is based upon our attainment of a specified revenue target for fiscal 2010, because the compensation committee believes that a critical component of the bonus plan is to achieve the company's revenue target. Achieving the revenue target will allow the company to gain market share in several emerging markets, and achieving this target will require execution by the entire management team.

  •
  25% of executives' target bonus is based upon our attainment of a specified adjusted EBITDA target, as the compensation committee believes achieving the company's loss target is important to driving the company to meet its commitments under the financial targets approved by our board of directors. Achieving this target will require execution by the entire management team.

  •
  50% of executives' target bonus is based upon individual objectives, because the committee believed it was important to allocate a significant portion of the bonus for individual contribution. Mr. Vieau's individual objectives generally relate to general oversight of senior management and succession planning. Mr. Rubino's individual objectives generally relate to establishing the financial infrastructure for a public company and developing an IT strategy. Mr. Cole's individual objectives generally relate to recruiting management and succession planning. Mr. Forcier's individual objectives generally relate to supporting revenue growth and improving gross margins. Mr. Golato's individual objectives generally relate to supporting manufacturing expansion. Our compensation committee designed the 2010 targets to require significant effort and operational success on the part of the executives and the company.

        Within each of the two company performance categories, our compensation committee will apply a multiple on a straight line basis from 20% to 100% for achievement greater than or equal to the minimum level up to the target level. Our compensation committee will apply a multiple on a straight line basis from 101% to 150% for achievement greater than the target level up to the maximum level. With respect to individual objectives, our compensation committee will assign a score between 0 and 5 for each individual objective.

        The revenue, adjusted EBITDA and individual objectives used for purpose of the fiscal year 2010 incentive bonus plan were established in February 2010. The contribution by each executive would be aligned with the company's short-term goals for their respective organizations, and, as with the targets for fiscal 2009, were set at levels that were designed to be challenging in that they require us to achieve strong revenue growth, but would be attainable if we had what we considered to be a successful year.

        As part of the annual cash incentive bonus plan the compensation committee retains the right to adjust the size of the award as it deems appropriate to account for unforeseen factors beyond management's control that affected performance. The compensation committee does not confine itself to a purely quantitative approach and retains discretion in determining awards based on its review of and assessment of results for the year. The discretionary incentive is limited to the maximum target cash bonus possible under the plan.

        Stock Options.    Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity grants contributes to executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period. Prior to our initial public offering, our executives were eligible to participate in our 2001 stock incentive plan, as amended, or the 2001 Plan. Following the closing of our offering, we have continued to grant our executives and other employees stock-based awards pursuant to the 2009 stock incentive plan, or the 2009 Plan. Under the 2009 Plan, executives are eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of the compensation committee. In determining the size of equity grants to our executives, our compensation committee has historically considered our corporate performance, the applicable executive's performance and potential for enhancing the creation of value for our stockholders, the amount of equity previously awarded to the executive and the vesting of such awards, the executive's position and, in the case of awards to executive officers other than our chief executive officer, the recommendation of our chief executive officer. In addition, our compensation committee considers recommendations developed by our compensation consulting firm, including information regarding comparative stock ownership and equity grants received by the executives in our compensation peer group. For 2010, our compensation committee is seeking to set long term incentive awards that are consistent with the median to 75th percentile of our peer group firms.

        We typically make an initial equity award of stock options to new executives and annual equity grants as part of our overall compensation program. All grants of options to our executives are approved by the compensation committee.

        In 2007, our compensation committee undertook a review of the equity positions of our executive officers whose performance was notable and who were more than 50% vested in their existing equity grants. As a result, following the recommendation of our compensation committee, our board of directors approved new equity awards to reestablish or provide additional incentives to certain named executive officers. In determining the equity awards for each of these executives, our board of directors considered our overall performance as a company, the applicable executive's overall performance and contribution to our overall performance as a company, the size of awards granted to other executives and senior employees, the size of the available option pool and the recommendations of management. Specifically, our compensation committee determined that Mr. Vieau's performance was a significant factor in our company achieving over 20% revenue growth and increasing the company's valuation, and that Mr. Vieau had expanded the management team and had overseen two acquisitions. As a result, in September 2007, our board of directors granted Mr. Vieau a stock option for the purchase of 450,000 shares of our common stock. Our compensation committee further determined that Mr. Rubino was primarily responsible for completing significant equity financings in 2007 and for managing two acquisitions. As a result, in September 2007, our board of directors granted Mr. Rubino a stock option for the purchase of 60,000 shares of our common stock. Additionally, the committee concluded that Mr. Golato had contributed to the expansion of our manufacturing facilities. As a result, in September 2007, our board of directors granted Mr. Golato a stock option for the purchase of 60,000 shares of our common stock.

        In January 2008, our board of directors granted a stock option to Mr. Johnson to purchase 210,000 shares of our common stock in connection with his commencement of employment. The number of shares subject to this award was recommended by our compensation committee, which considered the experience and expected contributions of Mr. Johnson. Our compensation committee also determined that this grant was consistent with equity grants made to other executive officers, as adjusted for the timing and perceived risk associated with this executive's hire. The exercise price of this option is $6.84 per share, which was the fair market value of our common stock on the date of grant.

        In May 2009, our board of directors granted a stock option to Mr. Cole to purchase 120,000 shares of our common stock in connection with his commencement of employment. The number of shares subject to this award was recommended by our compensation committee, which considered the experience and expected contributions of Mr. Cole. Our compensation committee also determined that this grant was consistent with equity grants made to other executive officers, as adjusted for the timing and perceived risk associated with this executive's hire. The exercise price of this option is $9.11 per share, which was the fair market value of our common stock on the date of the grant.

        In 2009, our compensation committee undertook a review of the equity positions of our executive officers who were significantly vested in their existing equity grants. As a result, following the recommendation of our compensation committee, our board of directors approved new equity awards to reestablish or provide additional incentives to certain named executive officers. In determining the equity awards for each of these executives, our board of directors considered our overall performance as a company, as well as the fact that none of our executive officers received a base salary increase for 2009. As a result, in June 2009, our compensation committee granted Mr. Vieau a stock option for the purchase of 150,000 shares of our common stock. Our compensation committee further granted each of Messrs. Rubino, Cole, Johnson, Golato and Dr. Riley a stock option for the purchase of 75,000 shares of our common stock. The exercise price of these June 2009 options was $9.71 per share, which was the fair market value of our common stock on the date of grant.

        In August 2009, our board of directors granted a stock option to Mr. Forcier to purchase 180,000 shares of our common stock in connection with his commencement of employment. The number of shares subject to this award was recommended by our compensation committee, which considered the experience and expected contributions of Mr. Forcier. Our compensation committee also determined that this grant was consistent with equity grants made to other executive officers, as adjusted for the timing and perceived risk associated with this executive's hire. The exercise price of this option is $10.00 per share, which was the fair market value of our common stock on the date of grant.

        At the discretion of our compensation committee, we intend to review on an annual basis new equity awards for certain of our employees and executives. In determining these awards, the compensation committee intends to consider a number of factors, including our overall performance as a company, the applicable executive's overall performance and contribution to our overall performance as a company, the applicable executive's outstanding equity awards, the size of awards granted to other executives and senior employees, the size of the available option pool and the recommendations of management.

        Our equity awards have typically taken the form of stock options. The compensation committee reviews all components of the executive's compensation when determining annual equity awards to ensure that an executive's total compensation conforms to our overall philosophy and objectives.

        Typically, the stock options we grant to our executives vest at a rate of 25% at the end of the first year and in equal quarterly installments over the succeeding three years. Vesting and exercise rights cease shortly after termination of employment except in the case of death or disability. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents.

        We do not have any equity ownership guidelines for our executives.

        We grant stock options at exercise prices equal to the fair market value of shares of our common stock on the date of grant as determined by our board of directors. We do not have a program, plan or practice of selecting grant dates for equity incentive awards to our executive officers in coordination with the release of material non-public information.

        Benefits and Other Compensation.    We maintain broad-based benefits that are provided to all employees, including our 401(k), flexible spending accounts, medical, dental and vision care plans, and our life and accidental death and dismemberment insurance policies, long-term and short-term disability plans. Executive officers are eligible to participate in each of these programs on the same terms as non-executive employees. Our 401(k) plan provides for an employer match; however we do not currently provide one. We do not provide any retirement benefits separate from the 401(k).

        In particular circumstances, we sometimes award cash signing bonuses when executives first join us. Whether a signing bonus is paid and the amount of the bonus is determined on a case-by-case basis under the specific hiring circumstances. For example, we will consider paying signing bonuses to compensate for amounts forfeited by an executive upon terminating prior employment, to assist with relocation expenses or to create additional incentive for an executive to join our company in a position where there is high market demand.

        We do not offer any perquisites to our executive officers.

        Severance and Change-of-Control Benefits.    We have an executive retention agreement with each of our named executive officers which provides a combination of "single trigger" and "double trigger" vesting in connection with a change of control of A123 and/or termination of employment. In other words, the change of control itself only triggers partial accelerated vesting; full acceleration of vesting of stock options occurs only if the employment of the executive is terminated after the change of control either by the executive officer for "good reason" or by us without "cause" (as those terms are defined in the applicable executive retention agreement). We believe a combination of "single trigger" and "double trigger" vesting along with severance payments maximizes stockholder value because it limits any unintended windfalls to executives in the event of a friendly change of control, while still providing executives appropriate incentives to cooperate in negotiating any change of control, including a change of control in which they believe they may lose their jobs. Under the agreement, if the employment of the named executive officer is terminated without cause by us or an acquiring entity, or with good reason by the executive, within 24 months after a change of control of A123, the executive will be entitled to payment of his base salary for 12 months and a proportionate amount of his bonus from the previous year based on the number of days he was employed in the year his employment is terminated and the continuation of his benefits for 12 months or, if earlier, until the executive receives similar benefits from another employer. The agreement also provides that if we terminate the employment of the executive without cause prior to a change of control, the executive will be entitled to payment of his base salary for six months and the continuation of his benefits for six months or, if earlier, until the executive receives similar benefits from another employer.

        See below in "Executive Compensation—Potential Payments upon Termination or Change in Control" for a more detailed description of the executive retention agreements with our named executive officers.

  Tax Considerations

        Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our three other most highly paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We periodically review the potential consequences of Section 162(m) and we generally intend to structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, our compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

  Compensation Risks

        We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us. In addition, our compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.

        Our compensation committee extensively reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking and concluded:

  •
  significant weighting towards long-term incentive compensation discourages short-term risk taking;

  •
  goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation;

  •
  incentive awards are capped by our compensation committee;

  •
  equity ownership guidelines discourage excessive risk taking; and

  •
  as a product development and manufacturing business, we do not face the same level of risks associated with compensation for employees at financial services business (traders and instruments with a high degree of risk).

        Furthermore, as described above under Compensation Discussion and Analysis, compensation decisions include subjective considerations, which restrain the influence of formulae or objective factors on excessive risk taking.

Summary Compensation Table

        The following table sets forth information regarding compensation earned by our chief executive officer, our chief financial officer and each of our three other most highly compensated executive officers during 2007, 2008, and 2009. We refer to these executive officers as our "named executive officers" elsewhere in this Form 10-K:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensations ($)(3)	All Other Compensation ($)(4)	Total ($)
David P. Vieau	2009	300,000	227,700	982,740	—	774	1,511,214
President, Chief Executive Officer,	2008	300,000	60,000	—	53,250	774	414,024
Director	2007	240,000	7,200	1,532,385	28,800	774	1,809,159
Michael Rubino	2009	210,000	98,427	491,370	—	414	800,211
Chief Financial Officer, Vice President	2008	210,000	42,000	—	37,275	414	289,689
of Finance and Administration	2007	180,000	5,400	204,318	21,600	359	411,677
Andrew Cole(5)	2009	210,000	98,427	1,222,458	—	180	1,531,065
Vice President of Human Resources and	2008	87,500	17,938	—	15,750	75	121,263
Organizational Development
Jason M. Forcier(6)	2009	104,472	49,002	1,208,034	—	68	1,361,576
Vice President, Automotive Solutions Group
Louis M. Golato	2009	210,000	98,427	491,370	—	414	800,211
Vice President of Operations	2008	210,000	43,050	—	37,800	414	291,264
	2007	175,000	5,250	204,318	21,000	345	405,913

(1)
As described above in "Executive Compensation—Compensation Discussion and Analysis," our compensation committee determined to pay our executive officers higher bonuses under the annual cash incentive bonus plan for performance in 2007 and 2008 than would have been paid on the basis of actual performance relative to target bonus metrics. The discretionary increases in the bonuses are being reported in this column as discretionary bonuses.

(2)
The amounts in the "Option Awards" column reflect the total grant date fair value of all awards granted during the year. The assumptions used by us with respect to the valuation of stock and option awards are set forth in Note 17 to our financial statements included elsewhere in this Form 10-K.

(3)
As described above in "Executive Compensation—Compensation Discussion and Analysis," our compensation committee determined to pay our executive officers higher bonuses under the annual cash incentive bonus plan for performance in 2007 and 2008 than would have been paid on the basis of actual performance relative to target bonus metrics. The base bonuses earned on the basis of performance relative to target bonus metrics in such years have been reported in this column as non-equity incentive plan compensation. See "Executive Compensation—Compensation Discussion and Analysis" above and the "Grants of Plan-Based Awards" table below for additional information related to these awards.

(4)
Represents premium paid by the Company for group term life insurance.

(5)
Mr. Cole joined us in 2008. The salary reflected for Mr. Cole represents actual salary earned from employment with us in 2008, which was based on an annual salary of $210,000.

(6)
Mr. Forcier joined us in 2009. The salary reflected for Mr. Forcier represents actual salary earned from employment with us in 2009, which was based on an annual salary of $265,000.

Grants of Plan-Based Awards

        The following table sets forth information regarding grants of compensation in the form of plan-based awards made during 2009 to our named executive officers.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
					Option Awards: Number of Securities Underlying Options(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
David P. Vieau	6/25/2009	—	300,000	330,000	—	—	—
	6/25/2009	—	—	—	150,000	9.71	982,740
Michael Rubino	6/25/2009	—	126,000	147,000	—	—	—
	6/25/2009	—	—	—	75,000	9.71	491,370
Andrew Cole	6/25/2009	—	126,000	147,000	—	—	—
	5/20/2009	—	—	—	120,000	9.11	731,088
	6/25/2009	—	—	—	75,000	9.71	491,370
Jason M. Forcier	6/25/2009	—	159,000	185,000	—	—	—
	8/31/2009	—	—	—	180,000	10.00	1,208,034
Louis M. Golato	6/25/2009	—	126,000	147,000	—	—	—
	6/25/2009	—	—	—	75,000	9.71	491,370

(1)
Represents threshold, target and maximum payout levels under the annual cash incentive bonus plan for 2009 performance. The actual payout with respect to each named executive officer is shown in the Summary Compensation Table in the column titled "Non-Equity Incentive Plan Compensation." Additional information regarding the design of the annual cash incentive bonus plan, including a description of the performance-based conditions applicable to 2009 awards, is described above in "Executive Compensation—Compensation Discussion and Analysis—Components of Our Executive Compensation Program—Annual Cash Incentive Bonus."

(2)
Grants vest as to 25% of the original number of shares on the first anniversary of the vesting commencement date as to an additional 6.25% of the original number of shares at the end of each three-month period following the first anniversary of the vesting commencement date until the fourth anniversary of the vesting commencement date, subject to acceleration upon a change in control of our company, and termination of employment following a change in control, as further described above in the "Executive Compensation—Potential Payments upon Termination or Change in Control."

(3)
For a discussion of our methodology for determining the fair value of our common stock, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates" section of this Annual Report on Form 10-K.

(4)
Represents the grant date fair value of the award determined in accordance with GAAP, assuming no forfeitures. Valuation of these options is based on the aggregate dollar amount of share based compensation recognized for financial statement reporting purposes computed in accordance with GAAP over the term of these options, excluding the impact of estimated forfeitures related to service-based vesting conditions (which, with respect to the named executive officers, were none). The assumptions used by us with respect to the valuation of stock and option awards are set forth in Note 17 to our financial statements included elsewhere in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year End

        The following table sets forth information regarding outstanding equity awards held as of December 31, 2009 by our named executive officers.

Name	Vesting Commencement Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David P. Vieau	4/1/2005	229,850	—	0.21	8/25/2015
	1/1/2008	196,875	253,125	5.49	9/17/2017
	6/25/2009	—	150,000	9.71	6/25/2019
Michael Rubino	8/26/2004	175,000	—	0.21	8/26/2014
	7/26/2006	36,563	8,437	2.3	12/21/2016
	1/1/2008	26,250	33,750	5.49	9/17/2017
	6/25/2009	—	75,000	9.71	6/25/2019
Andrew Cole	8/1/2008	37,500	82,500	9.11	5/20/2019
	6/25/2009	—	75,000	9.71	6/25/2019
Jason M. Forcier	8/10/2009	—	180,000	10.00	8/31/2019
Louis M. Golato	2/9/2006	140,625	9,375	0.73	2/9/2016
	1/1/2008	26,250	33,750	5.49	9/17/2017
	6/25/2009	—	75,000	9.71	6/25/2019

(1)
All options held by our named executive officers vest as to 25% of the original number of shares on the first anniversary of the vesting commencement date, which is a date fixed by our board of directors when granting options, and as to an additional 6.25% of the original number of shares at the end of each three-month period following the first anniversary of the vesting commencement date until the fourth anniversary of the vesting commencement date, subject to acceleration upon a change in control of our company and termination of employment following a change in control, as further described in the "Executive Compensation—Potential Payments upon Termination or Change in Control" section of this Annual Report on Form 10-K.

Potential Payments upon Termination or Change in Control

        In August 2009, we entered into a retention agreement with each of our named executive officers. Each agreement expires on December 31, 2012 and thereafter will automatically extend for additional one-year periods unless we give the executive written notice of the termination of the agreement at least 90 days prior to the end of the term or any extension of the term. The agreement provides for acceleration of vesting of 50% of the then unvested number of the executive's stock awards in the event of a change of control of A123. In addition, if the employment of any named executive officer is terminated without cause by us or an acquiring entity, or with good reason by the executive, within 24 months after a change of control of A123, the executive's remaining unvested stock awards will fully vest and the executive will be entitled to payment of his base salary for 12 months and a proportionate amount of his bonus from the previous year based on the number of days he was employed in the year his employment is terminated and the continuation of his benefits for 12 months or, if earlier, until the executive receives similar benefits from another employer.

        For these purposes, "change of control" means the consummation of the following: (a) the sale, transfer or other disposition of substantially all of our assets to a third party, (b) a merger or consolidation of our company with a third party, or (c) a transfer of more than 50% of the outstanding voting equity of our company to a third party (other than in a financing transaction involving the additional issuance of our securities); "cause" means a good faith finding by our board of directors

(a) of the failure of the executive to perform his reasonably assigned material duties, (b) that the executive has engaged in gross negligence or willful misconduct, which gross negligence or willful misconduct has or is expected to have a material detrimental effect on us, (c) of a breach by the executive of any invention and non-disclosure agreement, non-competition and non-solicitation agreement or similar agreement with us, which breach is not cured after reasonable notice thereof, (d) that the executive has engaged in fraud, embezzlement or other material dishonesty or (e) that the executive has engaged in any conduct which would constitute grounds for termination for violation of our policies in effect at that time; and "good reason" means without the executive's written consent, (a) the assignment to the executive of duties that involve less authority and responsibility for the executive and are materially inconsistent with the executive's position, authority or responsibilities in effect prior to the change in control of A123, (b) the relocation of the executive's primary place of business to a location that results in an increase in the executive's daily one way commute of at least 30 miles, (c) the reduction of the executive's annual base salary, other than in connection with, and substantially proportionate to, reductions by A123 of the annual base salary of more than 75% of our employees, or (d) the failure by us to obtain the agreement from any entity that acquires us to assume and agree to perform our obligations included in the executive retention agreement.

        The agreements also provide that if we terminate the employment of the executive without cause prior to a change of control of A123, the executive will be entitled to payment of his base salary for six months and the continuation of his benefits for six months or, if earlier, until the executive receives similar benefits from another employer.

        The table below sets forth the benefits potentially payable to each named executive officer in the event of (a) a change of control of our company and (b) the termination of the named executive officer's employment without cause after the change of control.

	Value of Additional Vested Option Awards
Name	Upon Change of Control ($)(1)	Upon Employment Termination After Change of Control ($)(2)	Total ($)(3)
David P. Vieau	3,099,984	3,099,984	6,199,968
Michael Rubino	848,367	848,367	1,696,734
Andrew Cole	1,027,238	1,027,238	2,054,476
Jason M. Forcier	1,119,600	1,119,600	2,239,200
Louis M. Golato	865,172	865,172	1,730,344

(1)
This amount is equal to (a) the number of option shares that would vest as a direct result of the change of control, assuming a December 31, 2009 change of control, multiplied by (b) the excess of $22.44, which represents the closing price of our common stock as of December 31, 2009, over the exercise price of the option.

(2)
This amount is equal to (a) the number of additional option shares (beyond those vesting solely as a result of a change of control) that would vest as a direct result of employment termination without cause following a change of control, assuming a December 31, 2009 change of control and employment termination, multiplied by (b) the excess of $22.44, which represents the closing price of our common stock as of December 31, 2009, over the exercise price of the option.

(3)
This amount is equal to (a) the total number of option shares that would vest as a direct result of the change of control and employment termination without cause, assuming a December 31, 2009 change of control and employment termination, multiplied by (b) the excess of $22.44, which represents the closing price of our common stock as of December 31, 2009, over the exercise price of the option.

Agreements with Executives

        We do not have formal employment agreements with any of our named executive officers. The initial compensation of each named executive officer was set forth in an offer letter that we executed with him at the time his employment with us commenced. Each offer letter provides that the named executive officer's employment is at will. In addition, we have an executive retention agreement with each of our named executive officers.

        As a condition to their employment, our named executive officers entered into non-competition, non-solicitation agreements and proprietary information and inventions assignment agreements. Under these agreements, each named executive officer has agreed (i) not to compete with us or to solicit our employees during his employment and for a period of twelve months after the termination of his employment and (ii) to protect our confidential and proprietary information and to assign to us intellectual property developed during the course of his employment.

        See above in "Executive Compensation—Potential Payments upon Termination or Change in Control" for a description of the executive retention agreements with our named executive officers.

Director Compensation

        Prior to our IPO, we did not pay cash compensation to any director for his service as a director. However, we have historically reimbursed our non-employee directors for reasonable travel and other expenses incurred in connection with attending board of director and committee meetings.

        Our president and chief executive officer and our chief technology office have not received any compensation in connection with their service as directors. The compensation that we pay to our president and chief executive officer is discussed above in this Item 11.

        In August 2008, our compensation committee determined that it was advisable for us to implement new arrangements, effective upon completion of our IPO, for the compensation of directors who are not employed by us or any of our subsidiaries. In structuring compensation arrangements for non-employee directors, the compensation committee concluded that, in order for us to attract and retain high-quality directors, it was essential that we offer compensation packages competitive with those of companies of similar size, in similar industries or markets and at the same stage of maturity as our company.

        The following summarizes the terms of the compensatory arrangements with non-employee directors, which became effective upon the completion our IPO in September 2009. Each non-employee director is entitled to the following:

Annual retainer fees for service on the board of directors (for participation in up to five meetings per year):
Lead director	$35,000
Other members of the board	25,000
Additional annual retainer fees for board of director committee service:
Chair of audit committee	$10,000
Other members of audit committee (for participating in up to six meetings per year)	5,000
Chair of compensation committee	9,000
Other members of compensation committee (for participating in up to four meetings per year)	5,000
Chair of nominating and corporate governance committee	7,500
Other members of nominating and corporate governance committee (for participating in up to four meetings per year)	2,500

        A director who participates in a board of director or committee meeting in addition to the number of meetings set forth above in a given year will receive an additional $1,000 per meeting attended in person and $500 per meeting attended by telephone.

        The following table sets forth information regarding compensation earned by our non-employee directors during 2008 and 2009. Drs. Deshpande, Jacobs and Little and Mr. McCarthy have not to date received any options to purchase shares of our common stock in connection with their service on our board of directors and have waived the fees they are entitled to for serving on our board of directors and related committees during 2009.

Name	Year	Fees Earned or Paid in Cash	Option Awards ($)(1)	Total ($)
Arthur L. Goldstein(2)	2009	$10,300	$163,745	$174,045
	2008	—	$372,330	$372,330
Gary E. Haroian(3)	2009	$10,900	$163,745	$174,645
	2008	—	—	—

(1)
The amounts in the "Option Awards" column reflect the total grant date fair value of all awards granted during the year. The assumptions used by us with respect to the valuation of stock options awards are set forth in Note 16 to our consolidated financial statements included elsewhere in this Form 10-K.

(2)
Mr. Goldstein held options to purchase 100,000 and 25,000 shares of our common stock with exercise prices of $7.14 and $9.71 per shares, respectively, as of December 31, 2009.

(3)
Mr. Haroian held options to purchase 100,000 and 25,000 shares of our common stock with exercise prices of $1.25 and $9.71 per share, respectively, as of December 31, 2009.

Stock Option and Other Compensation Plans

  2001 Stock Incentive Plan

        Our 2001 Plan was adopted by our board of directors and approved by our stockholders in December 2001. A maximum of 13,700,000 shares of common stock are authorized for issuance under the 2001 Plan.

        The 2001 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock and other stock-based awards. Our officers, employees, consultants, advisors and directors, and those of any subsidiaries, are eligible to receive awards under the 2001 Plan; however, incentive stock options may only be granted to our employees. In accordance with the terms of the 2001 Plan, our board of directors administers the 2001 Plan and our board of directors has delegated authority to our compensation committee to select the recipients of awards and to determine:

  •
  the number of shares of common stock covered by options and the dates upon which those options become exercisable;

  •
  the exercise prices of options;

  •
  the duration of options;

  •
  the methods of payment of the exercise price; and

  •
  the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of those awards, including the conditions for repurchase, issue price and repurchase price.

        Pursuant to the terms of the 2001 Plan, in the event of a reorganization event, our board of directors shall have the discretion to provide for any or all of the following: (a) the acceleration of vesting or the termination of our repurchase rights of any or all of the outstanding awards, (b) the assumption or substitution of all awards by the acquitting or succeeding entity, (c) the termination of all awards that remain outstanding at the time of the merger or other reorganization event, or (d) the payment of cash for the surrender of the awards.

        As of December 31, 2009, there were options to purchase an aggregate of 10,310,711 shares of common stock outstanding under the 2001 Plan at a weighted average exercise price of $5.53 per share, and an aggregate of 2,940,579 shares of common stock issued upon the exercise of options granted under the 2001 Plan, and 1,885,206 shares of common stock originally issued as restricted stock awards under the 2001 Plan. As of December 31, 2009, there were 0 shares of common stock reserved for future issuance under the 2001 Plan. After the effective date of the 2009 Plan described below, no further stock options or other awards under the 2001 Plan were granted; however, any shares of common stock reserved for issuance under the 2001 Plan that were available for issuance and any shares of common stock subject to awards under the 2001 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued are being rolled into the 2009 Plan up to a specified number of shares.

  2009 Stock Incentive Plan

        Our 2009 Plan, became effective upon the closing of our initial public offering, was adopted by our board of directors on August 17, 2009 and approved by our stockholders on September 8, 2009. The 2009 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards. Upon effectiveness of the plan, the number of shares of our common stock that will be reserved for issuance under the 2009 Plan will be the sum of 3,000,000 shares plus the number of shares of our common stock then available for issuance under the 2001 Plan, and the number of shares of our common stock subject to awards granted under the 2001 Plan which expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right, up to a maximum of 500,000 shares.

        In addition, our 2009 stock incentive plan contains an "evergreen" provision that allows for an annual increase in the number of shares available for issuance under our 2009 stock incentive plan on the first day of each fiscal year beginning in fiscal year 2010 and ending on the second day of fiscal year 2012. The annual increase in the number of shares shall be equal to the lowest of:

  •
  5,000,000 shares

  •
  5% of the aggregate number of shares of common stock outstanding on the first day of the fiscal year; and

  •
  an amount determined by our board of directors.

        Our employees, officers, directors, consultants and advisors are eligible to receive awards under our 2009 Plan; however, incentive stock options may only be granted to our employees. The maximum number of shares of our common stock with respect to which awards may be granted to any participant under the plan is 1,000,000 per calendar year.

        In accordance with the terms of the 2009 Plan, our board of directors has authorized our compensation committee to administer the 2009 Plan. Pursuant to the terms of the 2009 Plan, our compensation committee will select the recipients of awards and determine:

  •
  the number of shares of our common stock covered by options and the dates upon which the options become exercisable;

  •
  the exercise price of options;

  •
  the duration of the options; and

  •
  the number of shares of our common stock subject to any restricted stock or other stock based awards and the terms and conditions of such awards, including conditions for repurchase, issue price and repurchase price.

        If our board of directors delegates authority to an executive officer to grant awards under the 2009 Plan, the executive officer has the power to make awards to all of our employees, except executive officers. Our board of directors will fix the terms of the awards to be granted by such executive officer, including the exercise price of such awards, and the maximum number of shares subject to awards that such executive officer may make.

        Upon a merger or other reorganization event, our board of directors, may, in their sole discretion, take any one or more of the following actions pursuant to our 2009 Plan, as to some or all outstanding awards (except restricted stock awards):

  •
  provide that all outstanding awards shall be assumed or substituted by the successor corporation;

  •
  upon written notice to a participant, provide that the participant's unexercised options or awards will terminate immediately prior to the consummation of such transaction unless exercised by the participant;

  •
  provide that outstanding awards will become exercisable, realizable or deliverable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon the reorganization event;

  •
  in the event of a reorganization event pursuant to which holders of shares of our common stock will receive a cash payment for each share surrendered in the reorganization event, make or provide for a cash payment to the participants equal to the excess, if any, of the acquisition price times the number of shares of our common stock subject to such outstanding awards (to the extent then exercisable at prices not in excess of the acquisition price), over the aggregate exercise price of all such outstanding awards and any applicable tax withholdings, in exchange for the termination of such awards; and

  •
  provide that, in connection with a liquidation or dissolution, awards convert into the right to receive liquidation proceeds.

        Upon the occurrence of a reorganization event other than a liquidation or dissolution, the repurchase and other rights under each outstanding restricted stock award will continue for the benefit of the successor company and will, unless the board of directors may otherwise determine, apply to the cash, securities or other property into which shares of our common stock are converted pursuant to the reorganization event. Upon the occurrence of a reorganization event involving a liquidation or dissolution, all conditions on each outstanding restricted stock award will automatically be deemed terminated or satisfied, unless otherwise provided in the agreement evidencing the restricted stock award.

        No award may be granted under the 2009 Plan on or after August 17, 2019. Our board of directors may amend, suspend or terminate the 2009 Plan at any time, except that stockholder approval will be required to comply with applicable law or stock market requirements.

  401(k) Plan

        We maintain a deferred savings retirement plan for our U.S. employees. The deferred savings retirement plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code. Contributions to the deferred savings retirement plan are not taxable to employees until withdrawn from the plan. The deferred savings retirement plan provides that each participant may contribute his or her pre-tax compensation (up to a statutory limit, which is $16,500 in 2009). For employees 50 years of age or older, an additional catch-up contribution of $5,500 is allowable. In 2009, the statutory limit for those who qualify for catch-up contributions is $22,000. Under the plan, each employee is fully vested in his or her deferred salary contributions. The deferred savings retirement plan also permits us to make additional discretionary contributions, subject to established limits and a vesting schedule.

Limitation of Liability and Indemnification

        Our certificate of incorporation, which, limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the Delaware General Corporation Law and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors:

  •
  for any breach of the director's duty of loyalty to us or our stockholders;

  •
  for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

  •
  for voting or assenting to unlawful payments of dividends, stock repurchases or other distributions; or

  •
  for any transaction from which the director derived an improper personal benefit.

        Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to such amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

        In addition, our certificate of incorporation, provides that we must indemnify our directors and officers and we must advance expenses, including attorneys' fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.

        We maintain a general liability insurance policy that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

        Certain of our non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our board of directors.

Rule 10b5-1 Sales Plans

        Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend or terminate the plan in some circumstances. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Compensation Committee Report

        The compensation committee has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the compensation committee recommended to the company's board of directors that the compensation discussion and analysis be included in this Annual Report on Form 10-K.

        By the Compensation Committee of the Board of Directors of A123 Systems, Inc.

  Gururaj Deshpande
  Gary E. Haroian
  Jeffrey P. McCarthy

Compensation Committee Interlocks and Insider Participation

        During 2009, the members of our compensation committee were Messrs. Haroian and McCarthy and Dr. Deshpande. No member of our compensation committee is or has been a current or former officer or employee of ours or had any related person transaction involving us. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our compensation committee during the fiscal year ended December 31, 2009.

        We have issued shares of our common stock to Dr. Deshpande and affiliates of North Bridge Venture Partners. Mr. McCarthy is a general partner of North Bridge Venture Partners. See the "Related Person Transactions" in Item 13 of this Annual Report on Form 10-K for more information.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of February 26, 2010, the total number of shares owned beneficially by each of our directors, and named executive officers, individually, all of our directors and executive officers as a group, and the present owners of 5% or more of our total outstanding shares.

        The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In addition, these rules provide than an individual or entity beneficially owns any shares issuable upon the exercise of stock options or warrants held by such person or entity that were exercisable on February 26, 2010 or within 60 days after February 26, 2010; and any reference in the footnotes to this table to stock options or warrants refers only to such options or warrants. In computing the percentage ownership of each individual and entity, the number of outstanding shares of common stock includes, in addition to the 103,800,769 shares outstanding as of February 26, 2010, any shares subject to options or warrants held by that individual or entity that were exercisable on or within 60 days after February 26, 2010. These shares are not considered outstanding, however, for the purpose of computing the percentage ownership of any other stockholder. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o A123 Systems, Inc., Arsenal on the Charles, 321 Arsenal Street, 3rd Floor, Watertown, MA 02472.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percentage
5% Stockholders
Entities affiliated with North Bridge Venture Partners	8,859,619	(1)	8.50%
950 Winter Street, Suite 4600
Waltham, MA 02451
Entities affiliated with General Electric Company	8,273,022	(2)	8.00%
210 Merritt 7
Norwalk, CT 06856
Gururaj Deshpande	7,017,629	(3)	6.80%
QUALCOMM Incorporated	5,351,864		5.20%
5775 Morehouse Drive
San Diego, CA 92121
Directors and Named Executive Officers
David P. Vieau	1,481,491	(4)	1.40%
Michael Rubino	250,938	(5)	*
Andrew Cole	45,000	(6)	*
Jason M. Forcier	—		—
Louis M. Golato	183,750	(7)	*
Gururaj Deshpande	7,017,629	(3)	6.80%
Arthur L. Goldstein	53,125	(8)	*
Gary E. Haroian	96,875	(9)	*
Paul E. Jacobs	5,351,864	(10)	5.20%
Jeffrey P. McCarthy	8,859,619	(11)	8.50%
Mark M. Little	—		—
Gilbert N. Riley, Jr.	1,534,800	(12)	1.50%
All of our directors and officers as a group (13 persons)	24,993,216	(13)	24.50%

*
Represents a beneficial interest of less than 1% of our outstanding common stock.

(1)
Consists of (a) 2,470,806 shares of common stock held by North Bridge Venture Partners IV-A, L.P., (b) 1,172,886 shares of common stock held by North Bridge Venture Partners IV-B, L.P., (c) 3,499,868 shares of common stock held by North Bridge Venture Partners V-A, L.P. and (d) 1,716,059 shares of common stock held by North Bridge Venture Partners V-B, L.P. North Bridge Venture Management IV, L.P. is the sole General Partner of North Bridge Venture Partners IV-A, L.P and North Bridge Venture Partners IV-B, L.P. North Bridge Venture Management V, L.P. is the sole General Partner of North Bridge Venture Partners V-A, L.P. and North Bridge Venture Partners V-B, L.P. NBVM GP, LLC, as the sole General Partner of North Bridge Venture Management IV, L.P., has ultimate voting and investment power of the shares held of record by North Bridge Venture Partners IV-A, L.P and North Bridge Venture Partners IV-B, L.P., and as the sole General Partner of North Bridge Venture Management V, L.P., has ultimate voting and investment power of the shares held of record by North Bridge Venture Partners V-A, L.P and North Bridge Venture Partners V-B, L.P. Jeffrey McCarthy, a member of our board of directors, is a managing member of NBVM GP, LLC. Voting and investment power over such shares are vested in the founding managers of NBVM GP, LLC, Edward T. Anderson and Richard A. D'Amore. Mr. McCarthy disclaims beneficial ownership over such shares.

(2)
Consists of (a) 900,277 shares of common stock held by GPSF Securities, Inc., (b) 800,945 shares of common stock held by GE Capital CFE, Inc. issuable upon the conversion of convertible preferred stock, (c) 6,512,034 shares of common stock held by GE Capital Equity Investments, Inc. issuable upon the conversion of convertible preferred stock and (d) 59,766 shares of common stock held by Heller Financial Leasing, Inc. issuable upon exercise of a warrant. Each entity exercises voting and investment power over the shares held by it. General Electric Company, a publicly-traded corporation, is the parent company of GPSF Securities, Inc., GE Capital CFE, Inc., GE Capital Equity Investments, Inc. and Heller Financial Leasing, Inc.

(3)
Consists of (a) 138,607 shares of common stock held by Dr. Deshpande and (b) 6,879,022 shares of common stock held by Sparta Group MA LLC Series 6. Dr. and Mrs. Deshpande are managers of Sparta Group MA LLC Series 6 and may be deemed to have beneficial ownership over such shares.

(4)
Consists of (a) 998,515 shares of common stock held directly by Mr. Vieau and (b) 482,976 shares of common stock issuable upon exercise of stock options. Mr. Vieau is a member of our board of directors and our President and Chief Executive Officer.

(5)
Consists of 250,938 shares of common stock issuable upon exercise of stock options.

(6)
Consists of 45,000 shares of common stock issuable upon exercise of stock options.

(7)
Consists of 183,750 shares of common stock issuable upon the exercise of stock options.

(8)
Consists of 53,125 shares of common stock issuable upon exercise of stock options.

(9)
Consists of 96,875 shares of common stock issuable upon exercise of stock options.

(10)
Consists of 5,351,864 shares held by Qualcomm, of which Dr. Jacobs is the Chairman and chief executive officer. Dr. Jacobs may be deemed to have voting and investment power, but disclaims beneficial ownership over such shares.

(11)
Consists of shares held by entities affiliated with North Bridge Venture Partners, the ultimate general partner of which is NBVM GP, LLC. Mr. McCarthy, a member of our board of directors, is a manager of NBVM GP, LLC. Voting and investment power over such shares are vested in the founding managers of NBVM GP, LLC, Edward T. Anderson and Richard A. D'Amore. Mr. McCarthy disclaims beneficial ownership over such shares.

(12)
Consists of (a) 374,681 shares of common stock held directly by Dr. Riley, (b) 803,705 shares of common stock held by Dr. Riley's wife and (c) 356,414 shares of common stock issuable upon exercise of stock options. Dr. Riley, a member of our board of directors, is our Vice President of Research & Development and Chief Technology Officer.

(13)
Consists of an aggregate of (a) 23,406,013 shares of common stock and (b) 1,587,203 shares of common stock issuable upon exercise of stock options.

Equity Compensation Plan Information

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	10,639,961	$5.98	3,049,542	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	10,639,961	$5.98	3,049,542	(2)

(1)
Consists of our 2001 stock incentive plan and our 2009 stock incentive plan.

(2)
All securities remaining available for future issuance are under our 2009 stock incentive plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2009, shares under our 2009 stock incentive plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards. The number of shares available under the 2009 stock incentive plan will increase by the number of shares of common stock subject to awards granted under our 2001 stock incentive plan which expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right, up to a maximum of 500,000 additional shares as of December 31, 2009. Under our 2009 stock incentive plan, the number of shares issuable will automatically be increased on January 1, 2010, 20111 and 2012 by an amount equal to the lowest of (1) 5,000,000 shares of common stock, (2) 5% of the aggregate number of shares of common stock outstanding on such date and (3) an amount determined by our board of directors.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Related Persons Transactions

        Since January 1, 2009, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Stock Issuances

        In April and May 2009, we issued an aggregate of 10,862,226 shares of series F convertible preferred stock at a price of $9.20 per share for aggregate cash proceeds of $99.9 million. Upon the closing of our IPO, these shares of series F convertible preferred stock automatically converted into 10,862,226 shares of common stock. The table below sets forth the number of shares of our series F convertible preferred stock sold to our directors and 5% stockholders and their affiliates in connection with our series F convertible preferred stock financing:

Name	Shares of Series F Convertible Preferred Stock	Aggregate Purchase Price
Gururaj Deshpande	271,866	$2,500,009
Affiliates of General Electric(3)	1,631,191	15,000,008
Affiliates of North Bridge Venture Partners(1)	1,087,461	10,000,009
QUALCOMM Incorporated(2)	326,239	3,000,009

Total	3,316,757	$30,500,035

(1)
Jeffrey P. McCarthy, a member of our board of directors, is a manager of NBVM GP, LLC, the general partner of North Bridge Venture Management IV, L.P., the general partner of North Bridge Venture Partners IV-A, L.P. and North Shore Venture Partners IV-B, L.P. Arthur L. Goldstein, a member of our board of directors, is the father of James A. Goldstein, a manager of NBVM GP, LLC, the general partner of North Bridge Venture Management IV, L.P. and North Bridge Venture Partners IV-B, L.P., the general partner of North Bridge Venture Partners IV-A, L.P.

(2)
Paul E. Jacobs, a member of our board of directors, is the Chairman and Chief Executive Officer of Qualcomm.

(3)
Mark M. Little, a member of our board of directors, is the Senior Vice President and Director of GE Global Research, a division of General Electric.

General Electric Company

        In February 2008, we entered into a services agreement with General Electric and EFS-O, Inc., or EFS, a General Electric company, pursuant to which EFS is providing us with professional services to assist in the design and development of various battery packs for the transportation sector. As of December 31, 2009, we have paid $4.8 million to EFS under the services agreement. We are obligated to make additional payments to EFS in the aggregate amount of $0.4 million upon, and subject to, the achievement of certain milestones set forth the services agreement. Mark M. Little, a member of our board of directors, is the Senior Vice President and Director of GE Global Research, a division of General Electric.

Agreements with Our Stockholders

        We have entered into a seventh amended and restated investor rights agreement with certain holders of warrants and common stock, which provides (i) that certain such holders have the right to demand that we file a registration statement, subject to certain limitations, and (ii) that all such holders have the right to request that their shares be covered by a registration statement that we are otherwise filing.

Indemnification Arrangements

        Please see "Executive Compensation—Limitation of Liability and Indemnification" in Item 11 of this Annual Report on Form 10-K for information on our indemnification arrangements with our directors and executive officers.

Executive Compensation and Employment Arrangements

        Please see "Executive Compensation," including "Executive Compensation—Agreements with Executives" in Item 11 of this Annual Report on Form 10-K for information on compensation arrangements with our executive officers, including option grants and agreements with executive officers.

Related Person Transaction Policy

        We have adopted a written policy providing that all "related person transactions" must be:

  •
  reported to our chief financial officer;

  •
  approved or ratified by our audit committee, which our audit committee will do only if it determines that the transaction is in, or not inconsistent with, the best interests of A123 Systems; and

  •
  if applicable, reviewed by our audit committee annually to ensure that such transaction, arrangement or relationship has been conducted in accordance with the previous approval, and that all required disclosures regarding such transaction arrangement or relationship have been made.

        Our policy provides that a "related person transaction" is any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, involving an amount exceeding $120,000 in which we are a participant and in which any of our executive officers, directors or 5% stockholders, or any immediate family member of any of our executive officers, directors or 5% stockholders, has or will have a direct or indirect material interest.

Director Independence

        Under Rule 5605(b)(1) of the Nasdaq Marketplace Rules, independent directors must comprise a majority of a listed company's board of directors within one year of listing. In addition, Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company's audit, compensation and nominating and governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Under Nasdaq Marketplace Rule 5605(a)(2), a director will only qualify as an "independent director" if, in the opinion of that company's board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

        In March 2010, our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that none of Messrs. McCarthy, Goldstein and Haroian, and Drs. Deshpande, Jacobs and Little, representing six of our eight directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is "independent" as that term is defined under Nasdaq Marketplace Rule 5605(a)(2). Our board of directors also determined that Messrs. Goldstein, Haroian and McCarthy, who comprise our audit committee, Messrs. Haroian and McCarthy and Dr. Deshpande, who comprise our compensation committee, and Mr. Goldstein and

Drs. Deshpande and Jacobs, who comprise our nominating and governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the Nasdaq Marketplace Rules. In making this determination, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.    Principal Accountant Fees and Services.

        The following table presents the fees aggregate fees billed or accrued for professional services rendered by the independent auditors during the last two fiscal years:

Type	2008	2009
Audit Fees:	$3,583,057	$2,289,667
Audit Related Fees:	—	—
Tax Fees:	389,338	507,735
All Other Fees:	—	—

Total Fees:	$3,972,395	$2,797,402

        (1)   Audit Fees—This category includes the aggregate fees billed or accrued for each of the last two fiscal years for professional services rendered by the independent auditors for the audit of the Company's annual financial statements and review of financial statements included in the Company's Registration Statement on Form S-1 and Quarterly Report filed with the SEC or services that are normally provided by the accountant in connection with other statutory and regulatory filings or engagements for those fiscal years.

        (2)   Audit Related Fees—This category includes the aggregate fees billed in each of the last two fiscal years for services by the independent auditors that are reasonably related to the performance of the audits of the financial statements and are not reported above under 'Audit Fees'.

        (3)   Tax Fees—This category includes the aggregate fees billed in each of the last two years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

        (4)   All Other Fees—This category includes the aggregate fees billed in each of the last two fiscal years for products and services by the independent auditors that are not reported under 'Audit Fees', 'Audit Related Fees', or 'Tax Fees.'

Re-approval Policies and Procedures

        Before the accountant is engaged by us to render audit or non-audit services, the engagement is approved by our audit committee. From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

        Our audit committee may delegate the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm to one or more subcommittees (including a subcommittee consisting of a single member). Any approval of services by a subcommittee of our audit committee pursuant to this delegated authority is reported at the next meeting of our audit committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(1) Financial Statements

        The following financial statements and supplementary data are included in Part II of Item 8 filed as part of this Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2008 and 2009
Consolidated Statements of Operations—For the years ended December 31, 2007, 2008 and 2009
Consolidated Statements of Stockholders' (Deficit) Equity—For the years ended December 31, 2007, 2008 and 2009
Consolidated Statements of Cash Flows—For the years ended December 31, 2007, 2008 and 2009
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

        All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

        The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A123 SYSTEMS, INC.
Date: March 15, 2010	By:	/s/ DAVID P. VIEAU David P. Vieau Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. VIEAU David P. Vieau	Chief Executive Officer and Director (principal executive officer)	March 15, 2010
/s/ MICHAEL RUBINO Michael Rubino	Chief Financial Officer (principal financial and accounting officer)	March 15, 2010
/s/ GURURAJ DESHPANDE Gururaj Deshpande	Director	March 15, 2010
/s/ ARTHUR L. GOLDSTEIN Arthur L. Goldstein	Director	March 15, 2010
/s/ GARY E. HAROIAN Gary E. Haroian	Director	March 15, 2010
/s/ PAUL E. JACOBS Paul E. Jacobs	Director	March 15, 2010
/s/ MARK M. LITTLE Mark M. Little	Director	March 15, 2010

Signature	Title	Date

/s/ JEFFREY P. MCCARTHY Jeffrey P. McCarthy	Director	March 15, 2010
/s/ GILBERT NEAL RILEY, JR. Gilbert Neal Riley, Jr.	Director	March 15, 2010

EXHIBIT INDEX

        Listed and indexed below are all Exhibits filed as part of this report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewithin
3.1	Thirteenth Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-152871	9/9/2009	3.1
3.2	Second Amended and Restated By-laws of the Registrant	S-1	333-152871	10/9/2008	3.4
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1	333-152871	8/9/2008	4.1
10.1	2009 Stock Incentive Plan.	S-1/A	333-152871	8/19/2009	10.5
10.2	Form of Management Incentive Stock Option Agreement under 2009 Stock Incentive Plan.	S-1/A	333-152871	8/19/2009	10.6
10.3	Form of Management Nonstatutory Stock Option Agreement under 2009 Stock Incentive Plan.	S-1/A	333-152871	8/19/2009	10.7
10.4	Lease Agreement, dated September 15, 2008, between Jijun Company and Enerland Co., Ltd.	S-1/A	333-152871	9/9/2009	10.8
10.5	Lease, dated June 1, 2004, between President and Fellows of Harvard College and the Registrant, as amended by the First Amendment to Lease, dated February 9, 2007.	S-1	333-152871	8/9/2008	10.9
10.6	Lease Agreements, dated July 30, 2007, between O'Brien Investment Partners, LLC and the Registrant.	S-1	333-152871	8/9/2008	10.10
10.7	Lease Contract, dated March 2, 2008, between Changzhou Wujin Materials Recovery Co., Ltd. and A123 Systems (China) Co., Ltd.	S-1	333-152871	8/9/2008	10.11
10.8	Lease Contract, dated December 31, 2008, between Jiangsu Dagang Co., Ltd. and A123 Systems (Zhenjiang) Co., Ltd.	S-1/A	333-152871	9/9/2009	10.12
10.9	Lease Contract of Workshop, dated March 1, 2009, between Changzhou Hi-Tech District EP2 Investment & Development Co., Ltd. and A123 Systems (China) Materials Co., Ltd.	S-1/A	333-152871	9/9/2009	10.13
10.10	Lease Agreement, dated February 13, 2009, between Hyundai J. Comm Co., Ltd. and Enerland Co., Ltd.	S-1/A	333-152871	9/9/2009	10.14
10.11	Seventh Amended and Restated Investor Rights Agreement among the Registrant, the Founders and the Purchasers, dated as of April 3, 2009.	S-1/A	333-152871	6/23/2009	10.15

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewithin
10.12	†	Agreement, dated May 16, 2007, between BAE Systems Controls Inc. and the Registrant.	S-1/A	333-152871	6/23/2009	10.16
10.13		Term Loan and Security Agreement, dated August 2, 2006, among Silicon Valley Bank, Gold Hill Venture Lending 03, L.P. and the Registrant, as amended by the First Loan Modification Agreement, dated July 10, 2007, the Second Loan Modification Agreement, dated September 24, 2008, and the Third Loan Modification Agreement, dated March 16, 2009.	S-1/A	333-152871	6/23/2009	10.17
10.14		Warrant to Purchase 45,000 shares of Common Stock, dated February 8, 2008, issued to Skadden, Arps, Slate, Meagher & Flom LLP by the Registrant.	S-1	333-152871	8/9/2008	10.23
10.15	†	Joint Development and Supply Agreement, dated February 6, 2008, between AES Energy Storage, LLC and the Registrant, as amended March 14, 2008 and July 2, 2008.	S-1/A	333-152871	10/31/2008	10.24
10.16	†	Contract Manufacturing Agreement, dated March 1, 2006, as amended March 30, 2007, between Black & Decker Macao Commercial Offshore Limited and the Registrant.	S-1	333-152871	8/9/2008	10.25
10.17	†	Co-operative Development & Supply Agreement, dated September 15, 2004, as amended August 18, 2005, July 1, 2006, March 30, 2007, September, 2007 and December 19, 2007, between Black & Decker (U.S.), Inc. and the Registrant.	S-1	333-152871	8/9/2008	10.26
10.18	†	Exclusive Patent License Agreement, dated December 4, 2001, between Massachusetts Institute of Technology and the Registrant, as amended by the First Amendment, dated February 1, 2003, and the Second Amendment, dated July 25, 2008.	S-1	333-152871	8/9/2008	10.28
10.19	†	Purchase Orders, dated November 27, 2006 and March 6, 2008, between the United States Advanced Battery Consortium and the Registrant.	S-1	333-152871	8/9/2008	10.29
10.20	†	Exclusive License Agreement, dated November 17, 2008, between the Registrant and The Gillette Company.	S-1/A	333-152871	11/25/2008	10.30
10.21	†	Purchase Agreement, dated November 17, 2008, between the Registrant and The Gillette Company.	S-1/A	333-152871	11/25/2008	10.31

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewithin
10.22		Form of Executive Retention Agreement.	S-1/A	333-152871	8/19/2009	10.32
10.23	†	Joint Venture Contract dated December 16, 2009 by and between SAIC Motor Co. LTD. and A123 Systems Hong Kong Limited	8-K	001-34463	12/17/2009	10.1
10.24		MEGA Tax Credit Agreement dated as of November 20, 2009, by and between the Michigan Economic Growth Authority and the Registrant, a Delaware corporation.	8-K	001-34463	11/25/2009	10.1
10.25		Lease Agreement, dated December 4, 2009, between Welsh Romulus, LLC, BPE Exchange, LLC, and BPW Exchange, LLC and the Registrant	—	—	—	—	X
10.26		Third Amendment, dated December 28, 2009, to the Lease between President and Fellows of Harvard College and the Registrant, dated June 1, 2004.	—	—	—	—	X
10.27		Grant and Cooperative Agreement dated December 4, 2009 by and between the U.S. Department of Energy and the Registrant.	—	—	—	—	X
21.1		Subsidiaries of the Registrant.	—	—	—	—	X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.	—	—	—	—	X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.	—	—	—	—	X
32.1	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	—	—	—	—	X
32.2	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	—	—	—	—	X

+
This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.