Form 10-Q
period 2010-03-31
A123 SYSTEMS, INC.
filed 2010-05-13
CIK 1167178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 7, 2010, there were 104,341,278 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

A123 Systems, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2010

Part I. Financial Information

Item 1. Financial Statements

A123 Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

(Unaudited)

	December 31,	March 31,
	2009	2010

ASSETS
Current assets:
Cash and cash equivalents	$457,122	$410,517
Restricted cash	1,742	824
Accounts receivable, net	17,718	16,543
Inventory	37,438	33,809
Prepaid expenses and other current assets	8,895	8,368
Total current assets	522,915	470,061

Property, plant and equipment, net	71,662	78,132
Goodwill	9,581	9,581
Intangible assets, net	1,254	878
Other assets	11,698	16,988
Restricted cash	980	2,237
Investment (including cash held in escrow)	—	18,553
Total assets	$618,090	$596,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit lines	$8,000	$8,000
Current portion of long-term debt	6,456	5,165
Current portion of capital lease obligations	411	504
Accounts payable	16,475	17,127
Accrued expenses	11,689	14,960
Other current liabilities	1,859	2,013
Deferred revenue	7,543	2,883
Deferred rent	58	36
Total current liabilities	52,491	50,688

Long-term debt, net of current portion	7,438	6,079
Capital lease obligations, net of current portion	193	506
Deferred revenue, net of current portion	26,142	25,690
Deferred rent, net of current portion	630	1,023
Other long-term liabilities	2,866	4,969
Total liabilities	89,760	88,955

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value—5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2009 and March 31, 2010	—	—
Common stock, $0.001 par value—250,000,000 shares authorized; 102,606,088 and 103,824,477 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	103	104
Additional paid-in capital	767,694	776,088
Accumulated deficit	(238,668)	(267,693)
Accumulated other comprehensive loss	(909)	(1,057)
Total A123 Systems, Inc. stockholders’ equity	528,220	507,442
Noncontrolling interest	110	33
Total stockholders’ equity	528,330	507,475

Total liabilities and stockholders’ equity	$618,090	$596,430

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.
Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2010
Revenue:
Product	$20,121	$19,774
Services	3,099	4,694
Total revenue	23,220	24,468
Cost of revenue:
Product	19,570	22,354
Services	1,844	4,155
Total cost of revenue	21,414	26,509
Gross profit (loss)	1,806	(2,041)
Operating expenses:
Research and development	11,227	14,116
Sales and marketing	1,982	2,800
General and administrative	6,283	8,240
Production start-up	—	1,811
Total operating expenses	19,492	26,967
Operating loss	(17,686)	(29,008)
Other income (expense):
Interest expense, net	(218)	(218)
(Loss) gain on foreign exchange	(788)	245
Unrealized loss on preferred stock warrant liability	(48)	—
Other income (expense), net	(1,054)	27
Loss from operations, before tax	(18,740)	(28,981)
Provision for income taxes	144	121
Net loss	(18,884)	(29,102)
Less: Net loss attributable to the noncontrolling interest	147	77
Net loss attributable to A123 Systems, Inc.	$(18,737)	$(29,025)
Accretion to preferred stock	(11)	—
Net loss attributable to A123 Systems, Inc. common stockholders	$(18,748)	$(29,025)

Net loss per share attributable to common stockholders - basic and diluted:	$(2.02)	$(0.28)
Weighted average number of common shares outstanding - basic and diluted	9,267	103,312

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

 (in thousands, except per share data)

(Unaudited)

	Series B-1 Convertible Preferred Stock, $0.001 Par Value		Common Stock, $0.001 Par Value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Loss

BALANCE - January 1, 2009	1,493	$1	7,662	$8	$19,649	$(152,889)	$(197)	$(133,428)	$871
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(11)	—	—	(11)	—
Stock-based compensation	—	—	—	—	1,209	—	—	1,209	—
Issuance of common stock	—	—	22	—	11	—	—	11	—
Comprehensive loss:
Net loss	—	—	—	—	—	(18,737)	—	(18,737)	(147)	$(18,884)
Foreign currency translation adjustment	—	—	—	—	—	—	106	106	49	155
Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(18,729)

BALANCE - March 31, 2009	1,493	$1	7,684	$8	$20,858	$(171,626)	$(91)	$(150,850)	$773

BALANCE - January 1, 2010	—	$—	$102,606	$103	$767,694	$(238,668)	$(909)	$528,220	$110
Stock-based compensation	—	—	—	—	2,487	—	—	2,487	—
Issuance of common stock	—	—	1,218	1	5,907	—	—	5,908	—
Comprehensive loss:
Net loss	—	—	—	—	—	(29,025)	—	(29,025)	(77)	$(29,102)
Foreign currency translation adjustment	—	—	—	—	—	—	(148)	(148)	—	(148)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(29,250)

BALANCE - March 31, 2010	—	$—	103,824	$104	$776,088	$(267,693)	$(1,057)	$507,442	$33

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(18,884)	$(29,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,792	3,749
Noncash rent	(38)	371
Noncash foreign exchange loss (gain) on intercompany loan	770	(335)
Impairment of long-lived and intangible assets	—	530
Unrealized loss on preferred stock warrant liability	48	—
Amortization of debt issuance costs and noncash interest expense	19	—
Stock-based compensation	1,209	2,487
Changes in current assets and liabilities:
Accounts receivable	(4,710)	178
Inventory	(7,755)	3,684
Prepaid expenses and other assets	1,540	42
Accounts payable	(919)	(1,987)
Accrued expenses	47	(417)
Deferred revenue	(324)	(4,109)
Other liabilities	8	944
Net cash used in operating activities	(26,197)	(23,965)

Cash flows from investing activities:
Increase in restricted cash	(2,664)	(336)
Purchases of property, plant and equipment	(8,474)	(13,885)
Proceeds from government grant	—	5,693
Purchase of investment (including cash held in escrow)	—	(13,000)
Net cash used in investing activities	(11,138)	(21,528)

Cash flows from financing activities:
Deferred offering costs	(653)	—
Proceeds from government grant	3,000	1,250
Proceeds from exercise of stock options	11	503
Proceeds from issuance of long-term debt	1,085	—
Payments on long-term debt	(1,686)	(2,691)
Payments on capital lease obligations	(123)	(154)
Net cash provided by (used in) financing activities	1,634	(1,092)

Effect of foreign exchange rates on cash and cash equivalents	98	(20)
Net decrease in cash and cash equivalents	(35,603)	(46,605)
Cash and cash equivalents at beginning of period	70,510	457,122
Cash and cash equivalents at end of period	$34,907	$410,517
Supplemental cash flow information - cash paid for interest	$242	$253
Noncash investing and financing activities:
Purchase of equipment under capital leases	$156	$560
Equipment purchases included in accounts payable and accrued expenses	$2,743	$7,556
Issuance of common stock for investment	$—	$5,553

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies

A123 Systems, Inc. (the ‘‘Company’’) was incorporated in Delaware on October 19, 2001 and has its corporate offices in Watertown, Massachusetts. The Company designs, develops, manufactures and sells advanced rechargeable lithium-ion batteries and battery systems and provides services to government agencies and commercial customers.

Basis of Presentation —The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2010 and for the three months ended March 31, 2009 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.  The December 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of March 31, 2010 and results of its operations for the three months ended March 31, 2009 and 2010, and its cash flows for the three months ended March 31, 2009 and 2010. The interim results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Government Grants—The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the condensed consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the condensed consolidated statements of operations. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the condensed consolidated statements of operations over the estimated useful life of the depreciable asset as reduced depreciation expense.

The Company records government grants receivable in the condensed consolidated balance sheets in prepaid expenses and other current assets or other assets, depending on when the amounts are expected to be received from the government agency. Proceeds received from government grants prior to expenditures being incurred are recorded as restricted cash and other current liabilities or other long-term liabilities, depending on when the Company expects to use the proceeds.

The Company classifies in the condensed consolidated statements of cash flows grant proceeds received in advance of spending for qualified expenditures as a cash flow from financing activities, as the proceeds are used to assist in funding future expenditures. Grant proceeds received as reimbursements for capital expenditures previously incurred are classified in cash flows from investing activities and grant proceeds received as reimbursements for operating expenditures previously incurred are classified in cash flows from operating activities.

Revenue Recognition—The Company recognizes revenue from the sale of products and delivery of services, including governmental contracts. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the price to the buyer is fixed or determinable, and collectability is reasonably assured. If sales arrangements contain multiple elements, the Company evaluates the agreements to determine if separate units of accounting exist within the arrangement. If separate units of accounting exist within an arrangement, the Company allocates revenue to each element based on the relative fair value of each of the elements.

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

Services Revenue

Revenue from services is recognized as the services are performed consistent with the performance requirements of the contract using the proportional performance method. Where arrangements include milestones or governmental approval that impact the fees payable to the Company, revenue is limited to those amounts whereby collectability is reasonably assured. The Company recognizes revenue earned under time and materials contracts as services are provided based upon actual costs incurred plus a contractually agreed-upon profit margin. The Company recognizes revenue from fixed-price contracts using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to determine the amount of revenue earned to date. Project costs are based on the direct salary and associated fringe benefits of the employees on the project plus all direct expenses incurred to complete the project that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. These estimates are based on historical experience and deliverables identified in the contract and are indicative of the level of benefit provided to the Company’s clients. There are no costs that are deferred and amortized over the contract term.

Service revenue includes revenue derived from the execution of contracts awarded by the U.S. federal government, other government agencies and commercial customers. The Company’s research and development arrangements with the federal government or other government agencies typically require the Company to provide pure research, in which the Company investigates design techniques on new battery technologies. The Company’s arrangements with commercial customers consist of arrangements where the Company is paid to enhance or modify an existing product or to develop or jointly develop a new product to meet a customer’s specifications.

The Company’s service revenue arrangements generally provide that all pre-existing or newly created intellectual property remains under the ownership of the respective party, and that all jointly created intellectual property be owned by both parties without a duty to account for or pay royalties to the other party.

Production start-up—Production start-up expenses consist of salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials run through the production line during the qualification phase.  The Company expects to incur production start-up expenses related to its facilities in Livonia and Romulus, Michigan. The Livonia facility is expected to begin qualification for production in the second half of 2010. The Romulus facility is expected to begin qualification for production in the first half of 2011.

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

The Company did not have any material items that are measured at fair value on a non-recurring basis under this requirement as of December 31, 2009 or March 31, 2010.

The following tables show assets and liabilities measured at fair value on a recurring basis and the input categories associated with those assets and liabilities (in thousands):

		As of December 31, 2009
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Money market funds	$447,368	$447,368	$—	$—

		As of March 31, 2010
	Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Money market funds	$398,404	$398,404	$—	$—

The Company’s cash equivalents consist of money market funds that approximate their face value.

Stock-Based Compensation—The Company accounts for all awards, including employee and director awards, by recognizing compensation expense based on the fair value of share-based transactions in the condensed consolidated financial statements.  The Company recognizes compensation expense over the vesting period using a ratable method (providing the minimum amount of compensation recorded is equal to the vested portion of the award, requiring a ratable method when necessary) and classifies these amounts in the condensed consolidated statements of operations based on the department to which the related employee reports. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options, utilizing various assumptions.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive (in thousands):

	March 31,
	2009	2010

Convertible preferred stock upon conversion to common stock	48,164	—
Warrants to purchase redeemable convertible preferred stock	126	—
Warrants to purchase common stock	45	45
Options to purchase common stock	8,145	9,465
	56,480	9,510

New Accounting Pronouncements—In June 2009, the FASB issued new accounting guidance which modifies the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  This guidance became effective for all new and existing VIE’s on January 1, 2010.  There was no significant impact on the Company’s condensed consolidated financial statements upon adopting this guidance.

In October 2009, the FASB issued an update to the accounting and reporting guidance for multiple-deliverable revenue arrangements. The new accounting guidance removes the separation criterion that objective and reliable evidence of the fair value of the undelivered item must exist for the delivered items to be considered a separate unit or separate units of accounting. The FASB issued update requires an entity to determine the selling price of qualifying deliverables based on a hierarchy of evidence. In considering the hierarchy of evidence, the entity must first determine the selling prices by using vendor-specific objective evidence (“VSOE”), if it exists; otherwise, third-party evidence (“TPE”) of selling price must be used. If neither VSOE nor TPE of selling price exists for a deliverable, an entity must use its best estimate of the selling price for that deliverable in allocating consideration among deliverables in an arrangement.  This update is effective for arrangements entered into in the fiscal years beginning on or after June 15,

2010, unless early adoption is elected. The Company is evaluating the potential impact, if any, of the adoption of this update on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued an update to the existing disclosure requirements related to fair value measurements which requires entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  There was no significant impact on the Company’s condensed consolidated financial statement disclosures for the adoption of this update as it relates to disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2.  The Company is evaluating the potential impact, if any, of the adoption of disclosures on purchases, sales, issuances, and settlements on a gross basis for Level 3 fair value measurements.

2.  Government Grants

Center of Energy and Excellence Grant

In February 2009, the State of Michigan awarded the Company a $10.0 million Center of Energy and Excellence grant. Under the agreement, the State of Michigan will provide cost reimbursement for 100% of qualified expenditures incurred through November 30, 2011. Other than certain standard conditions, there are no conditions attached to this award that will require repayment of amounts received if those conditions are not met. The Company received $3.0 million of this grant in March 2009, with the remainder to be paid based on the achievement of certain milestones in the facility development. The Company used $2.2 million of these funds in the year ended December 31, 2009.  The Company used $0.8 million of these funds during the three months ended March 31, 2010, of which $0.7 million and $0.1 million was recorded as an offset to property, plant, and equipment and operating expenses, respectively.  In addition, the Company incurred allowable costs of $1.4 million during the three months ended March 31, 2010, which was recorded as a receivable in prepaid expense and other current assets and as an offset to property, plant, and equipment.

Michigan Economic Growth Authority

In April 2009, Michigan Economic Growth Authority (“MEGA”) offered the Company certain tax incentives, which can be used to offset the Michigan Business Tax owed in a tax year, carried forward for the number of years specified by the agreement, or be paid to the Company in cash at the time claimed to the extent the Company does not owe a tax. The terms and conditions of the High-Tech Credit were established in October 2009 and the Cell Manufacturing Credit in November 2009.

High Tech Credit—The High-Tech Credit agreement provides the Company with a 15-year tax credit, beginning with the 2011 fiscal year. The credit will be calculated as qualified wages and benefits, multiplied by the Michigan personal income tax rate beginning in the tax year the credit is sought. The proceeds to be received by the Company will be based on the number of jobs created, qualified wages paid and tax rates in effect over the 15 year period. The tax credit is subject to a repayment provision in the event the Company relocates a substantial portion of the jobs outside the state of Michigan within 15 years from the date the Company first receives the credit. There is no impact to the condensed consolidated financial statements as of March 31, 2010.

Cell Manufacturing Credit—The Cell Manufacturing Credit agreement authorizes a credit for the Company equal to 50% of capital investment expenses related to the construction of the Company’s integrated battery cell manufacturing facilities in Michigan, commencing January 1, 2009, up to a maximum of $100.0 million over a four year period. The credit shall not exceed $25.0 million per year and can be submitted for reimbursement beginning in tax year 2012. The Company is required to create 300 jobs no later than December 31, 2016 for the tax credit to be non-refundable. The tax credit is subject to a repayment provision in the event the Company relocates 51% or more of the 300 jobs outside of the state of Michigan within three years after the last year the tax credit is received. Through March 31, 2010, the Company has incurred $18.7 million in expenses related to the construction of the Livonia and Romulus facilities. When the Company has met the filing requirements for the tax year ending December 31, 2012, the Company expects to receive $9.4 million in refundable tax credits related to these expenses. There is no impact to the condensed consolidated financial statements as of March 31, 2010.

Michigan Economic Growth Authority Loan

The State of Michigan also granted the Company a low interest forgivable loan of up to $4.0 million effective August 2009 with the objective of conducting advance vehicle technology operations to promote and enhance job creation within the State of Michigan. To receive advances under the loan, the Company is required to achieve certain key milestones related to the development of the manufacturing facility. The note will accrue interest of 1% per annum from the date of the initial advance, and the Company will have no obligation to pay any principal or interest until August 2012. If the Company creates 350 full time jobs by August 2012 and maintains the jobs in the State of Michigan for three years after the end of the loan, the entire debt will be forgiven. The Company has not yet met the first milestone required to receive the initial advance from the loan, and as such, there is no impact to the condensed consolidated financial statements as of March 31, 2010.

U.S. Department of Energy Battery Initiative

In December 2009, the Company entered into an agreement establishing the terms and conditions of a $249.1 million grant awarded under the Department of Energy (“DOE”) Battery Initiative to support manufacturing expansion of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE will provide cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012. The agreement also provides for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009. Other than certain standard conditions, there are no conditions attached to this award that will require repayment of amounts received if those conditions are not met. For the three months ended March 31, 2010, the Company received $6.1 million in reimbursement for costs incurred in 2009.  The Company has incurred additional allowable costs in the three months ended March 31, 2010, entitling the Company to receive $3.1 million in reimbursement.  The Company recorded the $3.1 million receivable in prepaid expenses and other current assets in the consolidated balance sheets of which $2.5 million is an offset to deposits for purchases of equipment, included in other long-term assets in the condensed consolidated balance sheets, and the remaining $0.6 million as an offset to operating expenses in the condensed consolidated statements of operations.

Department of Energy, Labor and Economic Growth (“DELEG”)

In December 2009, the State of Michigan awarded the Company $2.0 million to assist in funding the Company’s smart grid stabilization project, the purpose of which is to develop and improve the quality of application of energy efficient technologies and to create or expand the market for such technologies. The Company received the initial advance of $0.9 million in December 2009, and through March 31, 2010, the Company incurred $0.1 million in allowable costs which was recorded as an offset to operating expenses.  The Company will receive the remainder of the grant upon expending 90% of the initial advance.  As of March 31, 2010, $0.8 million is included in short-term restricted cash and other current liabilities.

City of Livonia Personal Property Tax Exemption

The Company entered into an agreement with the City of Livonia allowing 100% exemption from personal property taxes by Livonia on all new personal property during the exemption period commencing on December 31, 2009 and continuing for fourteen years through December 31, 2023. The Company is required to invest at least $24.0 million in personal property and create or locate 350 new jobs in the eligible district to receive the exemption. If the Company relocates operations, jobs or activities outside the City of Livonia on or before May 31, 2016 such that employment is 175 jobs or less, the Company is required to repay all or a portion of the property taxes exempted. There is no impact to the condensed consolidated financial statements as of March 31, 2010 as a result of this agreement.

3.  Inventory

Inventory consists of the following (in thousands):

	December 31, 2009	March 31, 2010
Raw materials	$7,726	$6,952
Work-in-process	25,139	25,215
Finished goods	4,573	1,642
	$37,438	$33,809

4.  Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31, 2009	March 31, 2010
Computer equipment and software	$7,005	$7,861
Furniture and fixtures	1,585	1,854
Automobiles	385	385
Machinery and equipment	66,934	70,662
Buildings	6,900	6,950
Leasehold improvements	9,224	10,943
Construction in progress	8,026	11,217
Property, plant and equipment, at cost	100,059	109,872
Less accumulated depreciation and amortization	28,397	31,740
Property, plant and equipment, net	$71,662	$78,132

The Company has deposits for equipment not yet received of $17.0 million and $23.0 million at December 31, 2009 and March 31, 2010, respectively, included within other assets in the condensed consolidated balance sheets.

Computer equipment under capital lease consists of the following (in thousands):

	December 31, 2009	March 31, 2010
Computer equipment and software, at cost	$1,624	$1,872
Less accumulated depreciation	(855)	(781)
Computer equipment and software, net	$769	$1,091

Depreciation expense for the three months ended March 31, 2009 and 2010 was $2.4 million and $3.6 million, respectively.

5.  Intangible Assets

Intangible assets consist of the following (in thousands):

		December 31, 2009			March 31, 2010
	Useful Life		Accumulated			Accumulated
Intangible Asset Class	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Contractual backlogs	1-3	$497	$497	$—	$497	$497	$—
Customer relationships	5-17	640	394	246	648	409	239
Patented technology	4-5	2,473	1,855	618	2,528	2,004	524
Specialty-trained workforce	4	60	44	16	60	47	13
Trademarks and trade names	Indefinite	374	—	374	102	—	102
		$4,044	$2,790	$1,254	$3,835	$2,957	$878

Amortization expense for intangible assets totaled $0.2 million for three months ended March 31, 2009 and 2010, respectively. The remaining net book value of the intangible assets will be amortized over a weighted-average period of approximately 2.97 years as of December 31, 2009.

6.  Investment

In January 2010, the Company entered into an agreement to invest approximately $23.0 million, consisting of $13.0 million in cash and approximately $10.0 million of the Company’s common stock, in the preferred stock of a maker of plug-in hybrid electric vehicles in the United States (the “Automaker”).  As of March 31, 2010, the Company had invested $18.6 million in common stock and cash.  Cash consideration of $3.0 million and 213,198 of the 479,282 shares issued as stock consideration was held in escrow pending the resolutions of various contingencies including the closing of the Automaker’s loan with the DOE as of March 31, 2010.  During April 2010, the Automaker’s loan with the DOE was closed and the remaining consideration was released from the escrow account to the Automaker.   The Company is accounting for its investment under the cost method.

In conjunction with the investment, the Company entered into a supply agreement with the Automaker to supply battery systems for its plug-in hybrid electric vehicle programs. Through March 31, 2010, the Company has not recorded any revenue or made any shipments of products to the Automaker.  When the Company begins shipping product to the Automaker, the Company will recognize revenue within product revenue on the condensed consolidated statements of operations, when all revenue recognition criteria are met.

7.  Commitments and Contingencies

Litigation—In November 2005, the Company received a letter asserting that it was infringing upon certain U.S. patents. In April 2006, the Company commenced an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the patents in question were not infringed by the Company’s products and that the patents claiming to be infringed upon are invalid. On September 11, 2006, a countersuit was filed against the Company and two of its business partners in the United States District Court for the Northern District of Texas alleging infringement of these patents. In October 2006 and January 2007, the U.S. Patent and Trademark Office (“PTO”) granted the Company’s request for reexamination of the two patents. In January and February 2007, the two suits were stayed pending the reexamination. The reexaminations of the two patents were concluded on April 15, 2008 and May 12, 2009, respectively. The Company filed a motion to re-open the litigation in the United States District Court for the District of Massachusetts on June 11, 2009. On September 28, 2009, the Massachusetts court entered an order denying that motion, which the Company appealed on October 27, 2009 to the United States Court of Appeals for the Federal Circuit.  On July 22, 2009, the Company was sent a proposed Second Amended Complaint which the complainants intend to seek leave to file with the Texas court in light of the PTO’s reexaminations. On August 27, 2009, Hydro-Quebec and UT filed a Motion for Leave to File Second Amended Complaint and Jury Demand in the United States District Court for the Northern District of Texas and the Company was granted several unopposed extensions to file its response. Hydro-Quebec and UT filed for leave to file an Amended Motion for Leave to File Second Amended Complaint and Jury Demand on April 1, 2010 and the Company filed its opposition to this application on April 22, 2010. The judge has requested a status hearing with the parties on May 14, 2010. The Company has agreed to indemnify two business partners for their legal costs in defending this litigation and any damages that may be awarded. The Company is unable to predict the outcome of this matter, and therefore no accrual has been established for this contingency.

8.  Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.  The Company’s provision for income taxes consists primarily of foreign taxes.

As of December 31, 2009, the Company has provided a liability of $0.6 million for uncertain tax positions related to various foreign income tax matters which are classified as other long-term liabilities in the Company’s condensed consolidated balance sheets. The uncertain tax positions as of December 31, 2009 exclude interest and penalties of $0.2 million which are classified as other long-term liabilities on the Company’s condensed consolidated balance sheets. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. The Company does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. During the three months ended March 31, 2009 and 2010, the Company recognized approximately $13,000 and $14,000 in penalties and interest, respectively. The Company had approximately $0.2 million for the payment of penalties and interest accrued at March 31, 2010.

9.  Financing Arrangements

Long-Term Debt—Long-term debt consists of the following (in thousands):

	December 31, 2009	March 31, 2010
Term loan	$12,069	$10,820
Enerland debt
Term loan 2	1,289	—
Technology funds loan	107	88
Korean government loans	429	336
Total	13,894	11,244
Less amounts classified as current	6,456	5,165
Long-term debt	$7,438	$6,079

Term Loan—The Company has a term loan agreement with a financial institution that is also a common shareholder. The Company has a term loan facility under the term loan agreement for $15.0 million.  The term loan facility is repayable over a 36-month period and accrues interest at prime plus 0.75%.  As of March 31, 2010, the Company has approximately $10.8 million outstanding under this credit facility.

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

Enerland debt—The Company has the following outstanding obligations for its Enerland subsidiary:

• Term loan 2—On March 5, 2008, the Company entered into two loan agreements with a financial institution in the amounts of $1.3 million and $0.3 million which mature in 2010. The loans have a variable interest rate.  Term loan 2 was paid off during February 2010.

• Technology funds loan—The Company has a technology funds loan agreement amounting to $0.1 million with a variable interest rate. The weighted average interest rate for the loan as of March 31, 2010 was 4.66%. The loan matures in August 2011.

• Korean government loans—As a part of the Korean government’s initiative to promote and encourage the development of start-up companies in certain high technology industries, high technology start-up companies with industry leading technology or products are eligible for government loans. Certain grants are refundable, depending on the successful development and commercialization of the technology or products, and a company receiving such government grants is required to refund between 20% and 30% of the grants received for such development.

Revolving Credit Facilities—The Company entered into a line of credit (“LOC”) for $8.0 million with a financial institution that is also a common stockholder. The line of credit accrues interest at prime (3.25% at December 31, 2009 and March 31, 2010).  The outstanding balance at December 31, 2009 and March 31, 2010 was $8.0 million. The LOC has a maturity date of September 24, 2010, and the Company is required to comply with the same financial covenants required under the Term Loan mentioned above.

10.  Stock-Based Compensation

During 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective on the closing of the Company’s initial public offering (“IPO”) on September 24, 2009.  The 2009 Plan originally provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, and outside consultants.  Up to an aggregate of 3,000,000 shares of Company’s common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan.  Shares of common stock reserved for issuance under the Company’s 2001Stock Incentive Plan (the “2001 Plan”) that remained available for issuance immediately prior to closing of the IPO and any shares of common stock subject to awards under the 2001 Plan that expired, terminated, or were otherwise forfeited, canceled or repurchased by the Company prior to being fully exercised were added to the number of shares available under the 2009 Plan, up to a maximum of 500,000 shares.  During the year ended December 31, 2009,  and the three months ended March 31, 2010, 378,792 and 121,208 shares from the 2001 Plan were added to the number of shares available under the 2009 Plan, respectively.  No additional shares from the 2001 Plan will be added to the 2009 Plan.  On January 1, 2010, 5,000,000 shares were added to the 2009 Plan in connection with the annual increase.

The stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock.  As of March 31, 2010, the Company had 8,091,550 stock options available for future grant under the 2009 Plan and no stock options available for future grant under the 2001 Plan.

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2009	2010

Cost of sales	$166	$415
Research and development	601	962
Sales and marketing	115	298
General and administrative	327	812
Total	$1,209	$2,487

The Company has capitalized an immaterial amount of stock-based compensation as a component of inventory.

The following table summarizes stock option activity for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)

Outstanding - January 1, 2010	10,640	$5.98	7.40	$175,122
Granted	89	15.36
Exercised	(1,000)	1.36
Forfeited	(264)	7.95
Outstanding - March 31, 2010	9,465	$6.50	7.38	$70,716
Vested or expected to vest - March 31, 2010	9,258	$6.38	7.31	$70,051
Options exercisable - March 31, 2010	4,976	$3.94	6.36	$48,781

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and assumptions as to the fair value of the common stock on the grant date, expected term, expected volatility, risk-free rate of interest and an assumed dividend yield.  Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant.  Prior to the Company’s IPO, fair value was determined by the Board of Directors.  For awards granted subsequent to the Company’s IPO, the fair value of the common stock is generally determined based on the closing price of the stock on the Nasdaq Global Market on the grant date.  In addition, due to the Company’s limited historical data, the Company estimated the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term. The Company calculated the expected life of options using the simplified method as prescribed by the Stock Compensation Subtopic of the FASB Codification, due to the Company’s limited historical data.  The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities similar to the expected term. Compensation expense is amortized on a straight-line basis over the requisite service period of the options, which is generally four years.

The Black-Scholes model assumptions for the period set forth below is as follows:

Three Months Ended
March 31, 2010
Risk-free interest rate	3.15%
Expected life	6.25
Expected volatility	73.8%
Expected dividends	0%

No options were granted during the three months ended March 31, 2009.

The weighted average grant date fair value of options granted during the three months ended March 31, 2010 was $10.41. The intrinsic value of options exercised during the three months ended March 31, 2009 and 2010 was $0.2 million and $17.1 million, respectively.

As of March 31, 2010, there was approximately $26.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 2.45 years.

The Company received $11,000 and $0.5 million in cash from option exercises during the three months ended March 31, 2009 and 2010, respectively.

11.  Subsequent Events

The Company has evaluated the period from March 31, 2010, the date of the financial statements, to the date of the issuance and filing, and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2010. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 15, 2010 and elsewhere in this Quarterly Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We design, develop, manufacture and sell advanced, rechargeable lithium-ion batteries and battery systems. Our target markets are the transportation, electric grid services and consumer markets.

We market and sell our products primarily through a direct sales force. In the transportation market, we are focusing sales of our batteries and battery systems to automotive and heavy duty vehicle manufacturers either directly or through tier 1 suppliers. We work with automotive and heavy duty vehicle manufacturers directly to educate and inform them about the benefits of our technology for use in hybrid electric vehicles, or HEVs, plug-in hybrid electric vehicles, or PHEVs and electric vehicles, or EVs, and are engaged in design and development efforts with several automotive and heavy duty vehicle manufacturers and tier 1 suppliers. At the same time, we work with tier 1 suppliers who are developing integrated solutions using our batteries. In the electric grid services market, our agreements were initiated directly by our sales force. In the consumer market, our sales are made both directly and indirectly through distributors with key accounts managed by our sales personnel. We have entered into an exclusive agreement to license certain of our technology in the field of consumer electronic devices (excluding power tools and certain other consumer products) and expect to receive royalty fees on net sales of licensed products that include our technology. We expect to continue to expand our sales presence in Europe and Asia as our business in those regions continues to grow. We expect international markets to provide increased opportunities for our products.

Our sales cycles vary by product and market segment. Most of our batteries and battery systems typically undergo a lengthy development and qualification period prior to commercial production. We expect that the total time from customer introduction to commercial production will range up to five years depending on the specific product and market served. Our long and unpredictable sales cycles and the potential large size of battery supply and development contracts cause our period-to-period financial results to be susceptible to significant variability. Since most of our operating and capital expenses are incurred up-front based on the anticipated timing of estimated design wins and customer orders, the loss or delay of any such orders could have a material adverse effect on our  results of operations for any particular period. The variability in our period-to-period results will also be driven by likely period-to-period variations in product mix and by the seasonality experienced by some of the end markets into which we sell our products.

We have been expanding our manufacturing capacity since inception, including the current expansion of our Livonia and Romulus, Michigan facilities, and we intend to further expand our manufacturing capacity by constructing more manufacturing lines primarily in Michigan. We intend to accelerate the expansion of our manufacturing capacity subject to actual and anticipated future demand for our products and the receipt of stimulus funds from the U.S. and state governments.  In the first quarter of 2010, we began making investments against plans to further expand the final assembly capacity of our Michigan facilities.  Based on new design wins and our demand estimates, we have approved plans to increase our capacity in Michigan, resulting in a worldwide capacity of over 760MWh.  We believe that increases in production capacity have had, and will continue to have, a significant effect on our financial condition and results of operations. We have made and continue to make significant up-front investments in our manufacturing capacity, which negatively impact earnings and cash balances, but we expect these investments will increase our revenue in the long term.

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

We have continued to experience significant losses since inception, as we have continued to invest significantly to support the anticipated growth in our business. In particular, we have invested in product development and sales and marketing in order to meet product requirements of our target markets and to secure design wins that may lead to strong revenue growth and general and administrative overhead to develop the infrastructure to support the business. We have also invested in the expansion of our manufacturing capacity to meet anticipated demand and our battery systems capabilities to provide battery systems solutions to our customers. As our business grows, the key factors to improving our financial performance will be revenue growth and revenue diversification into the transportation and electric grid services markets. Our revenue growth and revenue diversification will depend on our ability to secure design wins in the transportation and electric grid services markets. Higher revenue will also increase gross profit, as higher production volumes will provide for increased absorption of manufacturing overhead and will reduce, on a percentage basis, the costs associated with increasing our production capacity.

In December 2009, we executed an agreement with the DOE regarding the terms and conditions of the $249.1 million grant awarded under the DOE’s Battery Initiative to fund the construction of new lithium-ion battery manufacturing facilities in Michigan. Under the DOE Battery Initiative, we are required to spend up to one dollar of our funds for every incentive dollar received. We are also negotiating a loan under the $25 billion Advanced Technology Vehicles Manufacturing Loan Program, or the ATVM Program, to support this manufacturing expansion. Based on the amount of our grant award under the DOE Battery Initiative and the guidelines associated with the ATVM Program, we believe we will be permitted to borrow up to $233 million under the ATVM Program. We expect we will be required to spend one dollar of our own funds for every four dollars we borrow under the ATVM Program. The timing and the amount of any loan we may receive under the ATVM Program are currently not known by us, and, once disclosed to us, are subject to change and negotiation with the federal government.

In October 2009, we entered into a High-Tech Credit agreement with the Michigan Economic Growth Authority, or MEGA, pursuant to which we are eligible for a 15-year tax credit, beginning with the 2011 fiscal year. This credit has an estimated value of up to $25.3 million, depending on the number of jobs we create in Michigan. In November 2009, we entered into a Cell Manufacturing Credit agreement with MEGA pursuant to which we are eligible for a credit equal to 50% of our capital investment expenses commencing January 2009, up to a maximum of $100 million over a four-year period related to the construction of our integrated battery cell manufacturing plant. The credit shall not exceed $25 million per year beginning with the tax year of 2012. We are required to create 300 jobs no later than December 31, 2016 in order to receive the refundable tax credit. The tax credit is subject to a repayment provision in the event we relocate 51% or more of the 300 jobs outside of the State of Michigan within three years after the last year we received the tax credit. Through March 31, 2010 we have incurred expenses of $18.7 million related to the construction of our facility, and we are expecting to receive approximately $9.4 million in refundable tax credits related to these expenses.

Financial Operations Overview

Revenue

We derive revenue from product sales and providing services.

Product Revenue.  Product revenue is derived from the sale of our batteries and battery systems. For the three months ended March 31, 2009 and 2010, product revenue represented 87%  and 81% of our total revenue, respectively.

A significant portion of our revenue is generated from a limited number of customers. Our two largest customers (BAE Systems and AES Energy Storage, LLC) accounted for approximately 30% and 56% of our total revenue during the three months ended March 31, 2009 and 2010, respectively, and we expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future. As we increase our focus on the transportation and electric grid markets, BAE Systems and AES Energy Storage will represent a significant portion of our 2010 revenue, and the loss of BAE Systems or AES Energy as a customer could have a material adverse effect on our short-term revenue. Black & Decker has historically represented a significant portion of our revenue; however, we expect revenue from Black & Decker to continue to decline in future periods as we increase our focus on the transportation and electric grid markets and Black & Decker engages additional suppliers for its battery requirements. In addition, Black & Decker has completed its merger with Stanley Works, and we do not yet know what impact, if any, this will have on our relationship with the newly formed Stanley Black & Decker.  We expect the transportation market to be our largest portion of revenue in the near and long term.

Services Revenue.  Services revenue is primarily derived from contracts awarded by the U.S. federal government, other government agencies and commercial customers. These activities range from pure research, in which we investigate design techniques on new battery technologies at the request of a government agency or commercial customer, to custom development projects in which we are paid to enhance or modify an existing product or develop a new product to meet a customer’s specifications. We expect to continue to perform funded research and development work and to use the technology developed to advance our new product development efforts. We expect that revenue from services will vary period-to-period depending on the timing of cash payments received and, if applicable, the achievement of milestones. We expect that services revenue will decrease as a percentage of our total revenue due to the expected increase in product revenue over the long-term.

Deferred Revenue.  We record deferred revenue for product sales and services in several different circumstances. These circumstances include (i) the products have been delivered or services have been performed but other revenue recognition criteria have not been satisfied (ii) payments have been received in advance of products being delivered or services being performed and (iii) when all other revenue recognition criteria have been met, but we are not able to reasonably estimate the warranty expense. Deferred revenue includes customer deposits and up-front fees associated with service arrangements. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue. Deferred revenue will vary depending on the timing and amount of cash receipts from customers and can vary significantly depending on specific contractual terms. As a result, deferred revenue is likely to fluctuate from period-to-period. During 2008, we received and recorded as deferred revenue a $25.0 million up-front payment in connection with our license agreement with Gillette. Under our exclusive license agreement with Gillette, Gillette paid us an up-front fee of $22.5 million and a support fee of $2.5 million. Gillette will also be required to pay us an additional license fee following the completion of a support period. In addition, the agreement requires Gillette to pay us royalty fees on net sales of products that include our technology. We have agreed with Gillette that if, during a certain period following execution of the license agreement, we enter into an agreement with a third party that materially restricts Gillette’s license rights under the license agreement, then we may be required to refund to Gillette all license and support fees paid to us by Gillette under the license agreement, plus, in certain cases, an additional amount to cover Gillette’s capital and other expenses paid and/or committed by Gillette in reliance upon its rights under the license agreement. Revenue recognition is expected to commence two years from the date of the agreement, upon successful transfer of technology know how to Gillette. The license and support fee will be recognized on a straight-line basis over the longer of the patent term or the expected customer relationship.

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

Cost of Revenue and Gross Profit

Cost of product revenue includes the cost of raw materials, labor and components that are required for the production of our products, as well as manufacturing overhead costs (including depreciation), inventory obsolescence charges, and warranty costs.  Raw material costs, which are our most significant cost item over the past two years, have historically been stable, but increasing energy costs for some of our materials are expected to increase this cost. This increase may be partially offset by process innovation, dual sourcing of materials and increased volume if we achieve better economies of scale. We incur costs associated with unabsorbed manufacturing expenses prior to a factory operating at normal operating capacity. We expect these unabsorbed manufacturing costs, which include certain personnel, rent, utilities, materials, testing and depreciation costs, to increase in absolute dollars and as a percentage of revenue in the near term.

Cost of services revenue includes the direct labor costs of engineering resources committed to funded service contracts, as well as third-party consulting, and associated direct material and equipment costs. Additionally, we include overhead expenses such as occupancy costs associated with the project resources, engineering tools and supplies and program management expense.

Our gross profit/(loss) is affected by a number of factors, including the mix of products sold, customer diversification, the mix between product revenue and services revenue, average selling prices, foreign exchange rates, our actual manufacturing costs and costs associated with increasing production capacity until full production is achieved. As we continue to grow and build out our manufacturing capacity, and as new product designs come into production, our gross profit will continue to fluctuate from period-to-period.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative and production start-up expenses. Personnel-related expenses comprise the most significant component of these expenses. We expect to hire a significant number of new employees in order to support our anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

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

Production start-up Expenses.  Production start-up expenses consist of salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials run through the production line during the qualification phase.  We expect to incur additional production start-up expenses related to our facilities in Livonia and Romulus, Michigan in the near term. The Livonia facility is expected to begin qualification for production in the second half of 2010. The Romulus facility is expected to begin qualification for production in the first half of 2011.

Other Income (Expense), Net.  Other income (expense), net consists primarily of interest income on cash balances, interest expense on borrowings, change in fair value of preferred stock warrants and foreign currency-related gains and losses. We have historically invested our cash in money market investments. Our interest income will vary each reporting period depending on our average cash balances during the period and the current level of interest rates. Similarly, our foreign currency-related gains and losses will also vary depending upon movements in underlying exchange rates. Upon the closing of our IPO, all preferred stock warrants were converted to common stock warrants and we do not expect any gains or losses related to the change in the fair value of preferred stock warrants going forward.

Provision for Income Taxes.  Through March 31, 2010, we incurred net losses since inception and have not recorded provisions for U.S. federal income taxes since the tax benefits of our net losses have been offset by valuation allowances.

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

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary, however, should be considered along with the factors identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 15, 2010, and elsewhere in this report.

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

•	Revenue recognition;

•	Product warranty obligations;

•	Inventory;

•	Impairment of goodwill and acquired intangible assets;

•	Impairment of long-lived assets;

•	Government grants;

•	Stock-based compensation;

•	Grants to non-employees;

•	Income taxes.

During the three months ended March 31, 2010, there were no significant changes in our critical accounting policies or estimates. See our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010, for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods (in thousands):

	Three Months Ended
	March 31,
	2009	2010

Revenue:
Product	$20,121	$19,774
Services	3,099	4,694
Total revenue	23,220	24,468
Cost of revenue:
Product	19,570	22,354
Services	1,844	4,155
Total cost of revenue	21,414	26,509
Gross profit (loss)	1,806	(2,041)
Operating expenses:
Research and development	11,227	14,116
Sales and marketing	1,982	2,800
General and administrative	6,283	8,240
Production start-up	—	1,811
Total operating expenses	19,492	26,967
Operating loss	(17,686)	(29,008)
Other income (expense):
Interest expense, net	(218)	(218)
(Loss) gain on foreign exchange	(788)	245
Unrealized loss on preferred stock warrant liability	(48)	—
Other income (expense), net	(1,054)	27
Loss from operations, before tax	(18,740)	(28,981)
Provision for income taxes	144	121
Net loss	(18,884)	(29,102)
Less: Net loss attributable to the noncontrolling interest	147	77
Net loss attributable to A123 Systems, Inc.	(18,737)	(29,025)
Accretion to preferred stock	(11)	—
Net loss attributable A123 Systems, Inc. common stockholders	$(18,748)	$(29,025)

Other Operating Data:
Shipments (in watt hours, or Wh) (in thousands)	10,635	16,252

Three Months Ended March 31, 2009 and 2010

Revenue

	Three Months Ended March 31,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Revenue
Product
Transportation	$13,079	$10,250	$(2,829)	-21.6%
Consumer	7,042	4,284	(2,758)	-39.2%
Electric grid	—	5,240	5,240	100.0%
Total product	20,121	19,774	(347)	-1.7%
Services	3,099	4,694	1,595	51.5%
Total revenue	$23,220	$24,468	$1,248	5.4%

Product Revenue. The decrease in product revenue was primarily due to decrease of $2.8 million in sales to customers in the transportation industry and a decrease of $2.8 million in sales to customers in the consumer industry.  These decreases were partially offset by an increase in sales to customers in the electric grid industry of $5.2 million.  The decrease in sales to customers in the transportation industry is due to a decrease of sales to Mercedes-Benz HighPerformanceEngines of $4.7 million.  Sales to other transportation customers increased by $1.9 million.  The decrease in sales to customers in the consumer industry is due to a decrease of sales to Black & Decker and its affiliates of $4.5 million and a decrease in sales generated by Enerland of $0.3 million, which was attributable to the decline in demand for our radio controlled products.  Sales to other consumer customers increased by $2.0 million.

Services Revenue. The increase in services revenue was related to the increase in revenue related to government agency research contracts. The increase was primarily due to a new project award granted.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended March 31,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Product	$19,570	$22,354	$2,784	14.2%
Services	1,844	4,155	2,311	125.3%
Total cost of revenue	$21,414	$26,509	$5,095	23.8%
Gross profit (loss)
Product	$551	$(2,580)	$(3,131)	-568.2%
Services	1,255	539	(716)	-57.1%
Total gross profit (loss)	$1,806	$(2,041)	$(3,847)	-213.0%

Cost of Product Revenue. The increase in cost of product revenue was primarily due to an unfavorable change in the mix of products sold in the three months ended March 31, 2010. In addition, due to low factory utilization, unabsorbed manufacturing expenses were $4.9 million for the three months ended March 31, 2010.

Cost of Services Revenues. The increase in costs of services revenue resulted from the increase in services revenues.

Product Gross Profit (Loss). We experienced a product gross loss during the three months ended March 31, 2010, primarily due to low factory utilization. Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity and the timing of the production of new product designs. For example, unabsorbed manufacturing expenses were $4.9 million during the three months ended March 31, 2010. As a result, our gross profit or loss will vary significantly from period-to period going forward.  In addition, gross profit decreased due to an unfavorable change in the mix of products sold in the three months ended March 31, 2010, as the three months ended March 31, 2009 included the sale of higher margin products in comparison to the three months ended March 31, 2010.

Services Gross Profit. Services gross profit decreased due to the increase in the cost of services and the timing of project milestones.

Operating Expenses

	Three Months Ended March 31,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Operating expenses

Research and development	$11,227	$14,116	$2,889	25.7%
Sales and marketing	1,982	2,800	818	41.3%
General and administrative	6,283	8,240	1,957	31.1%
Production start-up	—	1,811	1,811	100.0%
Total operating expenses	$19,492	$26,967	$7,475	38.3%

Research and Development Expenses. A portion of research and development expenses was offset primarily by cost-sharing funding. Our research and development expenditures are summarized as follows:

	Three Months Ended March 31,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Research and development expenditures

Aggregated research and development expenditures	$12,010	$14,655	$2,645	22.0%
Research and development reimbursements	783	539	(244)	-31.2%
Research and development expenses	$11,227	$14,116	$2,889	25.7%

The increase in research and development expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily attributable to an increase of $1.0 million in personnel-related expenses associated with an increase in research and development personnel who primarily focus on manufacturing process improvement, material science chemistry and battery and battery systems technology, in addition to an increase in general product development and other research and development expenses of $1.9 million. Research and development expense as a percentage of revenue was 48% in the three months ended March 31, 2009, compared to 58% in the three months ended March 31, 2010.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily attributable to an increase of $0.4 million in personnel-related expenses associated with an increase in sales and marketing personnel, in addition to an increase in marketing expenses related to trade shows, public relations, advertising, and other sales and marketing related expenses of $0.4 million.  Sales and marketing expense was 9% of revenue for the three months ended March 31, 2009, compared to 11% for the three months ended March 31, 2010.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to an increase in personnel-related expenses of $1.4 million, associated with an increase in general and administrative personnel, and an increase in other general and administrative expenses of $0.6 million.  General and administrative expense was 27% of revenue for the three months ended March 31, 2009, compared to 34% for the three months ended March 31, 2010.

Production start-up.  Production start-up expenses for the three months ended March 31, 2010 were due to costs incurred related to our manufacturing expansion at our Livonia and Romulus, Michigan facilities.  Production start-up expenses consisted primarily of facility and personnel costs during the three months ended March 31, 2010.  The production start-up expenses were offset by approximately $0.3 million of government grant funding.

Other Income (Expense), Net

	Three Months Ended March 31,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net

Interest expense, net	$(218)	$(218)	$—	0.0%
(Loss) gain on foreign exchange	(788)	245	1,033	131.1%
Unrealized loss on preferred stock warrant liability	(48)	—	48	-100.0%
Total other income (expense), net	$(1,054)	$27	$1,081	-102.6%

The change in interest, net for the three months ended March 31, 2010 was due to an increase in interest income due to higher average cash balances offset by an increase in interest expense due to the total debt outstanding and additional borrowings which occurred between March 31, 2009 and March 31, 2010. The increase in net foreign exchange gains for the three months ended March 31, 2010 is due to the effect of currency exchange rate changes on transactions that are non U.S. dollar denominated and charged or credited to earnings. The decrease in unrealized loss on preferred stock warrant liability was due to the conversion of the preferred stock warrants to common stock warrants in connection with our IPO.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2009 and 2010 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2009	2010
Net cash used in operating activities	$(26,197)	$(23,965)
Net cash used in investing activities	(11,138)	(21,528)
Net cash provided by (used in) financing activities	1,634	(1,092)
Effect of foreign exchange rates on cash and cash equivalents	98	(20)
Net decrease in cash and cash equivalents	$(35,603)	$(46,605)

As of March 31, 2010, we had cash and cash equivalents of $410.5 million and accounts receivable of $16.5 million.  During the three months ended March 31, 2010, we received proceeds from government grants of $7.3 million.  In 2010 and beyond, we expect to use a significant portion of our cash for capital expenditures to increase manufacturing capacity in anticipation of increased demand for our products, including the current expansion of our manufacturing facilities in Michigan.

Cash Flows From Operating Activities

Operating activities used $24.0 million of net cash during the three months ended March 31, 2010. We incurred a net loss of $29.1 million in the three months ended March 31, 2010, which included non-cash share-based compensation expense of $2.5 million and depreciation and amortization of $3.7 million. Changes in asset and liability accounts used $1.7 million of net cash during the three months ended March 31, 2010.

Operating activities used $26.2 million of net cash during the three months ended March 31, 2009. We incurred a net loss of $18.9 million in the three months ended March 31, 2009, which included non-cash share-based compensation expense of $1.2 million and depreciation and amortization of $2.8 million. Changes in asset and liability accounts used $12.1 million of net cash during the three months ended March 31, 2009.

We anticipate negative cash flow from operations in the near future as we continue to support the anticipated growth of our business.

Cash Flows From Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Cash used in investing activities totaled $21.5 million during the three months ended March 31, 2010 and consisted of capital expenditures of $13.9 million primarily related to the purchase of manufacturing equipment, expenditures of $13.0 million related to the purchase of a long-term investment and amounts held in escrow, receipt of government grant proceeds of $5.7 million, and an increase in restricted cash $0.3 million.

Cash used in investing activities totaled $11.1 million during the three months ended March 31, 2009 and consisted of capital expenditures of $8.5 million primarily related to the purchase of manufacturing equipment and an increase in restricted cash of $2.7 million.

We anticipate higher capital expenditure levels in future periods as we continue to fund the expansion of our facilities to support the anticipated growth of our business.  Additionally in future periods, we anticipate investing cash in joint ventures and other equity investments in order to establish strategic relationships.

Cash Flows From Financing Activities

Cash flows from financing activities totaled $1.1 million during the three months ended March 31, 2010 and included proceeds from government grants of $1.3 million and proceeds from exercise of stock options of $0.5 million. These proceeds were partially offset by repayments on long-term debt of $2.7 million, and repayments on capital lease obligations of $0.2 million. In future periods, we expect financing activities such as proceeds from grants, equity offerings and debt issuances to be a significant source of cash.

Cash flows from financing activities totaled $1.6 million during the three months ended March 31, 2009 and included proceeds from government grants of $3.0 million and proceeds from issuance of long-term debt of $1.1 million. These proceeds were partially offset by repayments on long-term debt of $1.7 million and $0.7 million of deferred offering costs.

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

Contractual Obligations

Our contractual obligations relate primarily to borrowings under long-term debt obligations, capital leases, operating leases, and purchase obligations which include agreements or purchase orders to purchase goods or services that are enforceable and legally binding.  A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2009.  During the three months ended March 31, 2010, there were no material changes outside the ordinary course of business in our contractual obligations or the estimated timing of the future cash payments, except as noted below.

The following is a summary of our purchase obligations as of March 31, 2010:

		Payments Due in
	Total	Less than 1 Year
	(in thousands)
Capital expenditure purchase obligations (1)	97,151	97,151
	$97,151	$97,151

(1) Capital expenditure purchase obligations include agreements or purchase orders to purchase capital goods that are enforceable and legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

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

Interest Rate Sensitivity.  We had cash and cash equivalents totaling $410.5 million as of March 31, 2010, and $457.1 million as of December 31, 2009. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by up to 100 basis points during the year ended December 31, 2009 and the three months ended March 31, 2010, our interest income would have decreased by approximately $0.2 million and $30,000, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the prime interest rate plus an additional margin, depending on the respective lending institutions. If the prime rate had increased by 100 basis points during the year ended December 31, 2009 and the three months ended March 31, 2010, our interest expense would have increased by approximately $0.2 million and $0.1 million, respectively, assuming consistent borrowing levels.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010, we identified material weaknesses in our internal control over financial reporting. Although we have made enhancements to our control procedure, the material weaknesses will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are operating effectively.

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

We believe that UT subsequently licensed the patents to Hydro-Quebec, which in turn licensed the technology to companies that make and sell electrode materials for batteries. On April 7, 2006, we commenced an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that our products do not infringe these patents and that the patents are invalid. On September 8, 2006, we also requested ex parte reexamination of the two patents by the U.S. Patent & Trademark Office, or PTO, to determine whether the subject matter they claim is patentable. The reexamination process does not result in findings of infringement. In order to have a patent reexamined, the party of interest must submit prior art that raises a “substantial new question of patentability”. If the PTO determines that there is a substantial new question of patentability, it will order a reexamination. In an ex parte reexamination, a third party requesting reexamination does not participate further in the reexamination proceedings. Once a reexamination is ordered, a new examiner is assigned to the case and the patent goes through another examination similar in procedure to the examination it received leading up to the issuance of the patent in the first instance. If any claims are rejected in light of the new questions raised, then the patent owner can narrow or cancel the rejected claims to try to avoid rejection of the claims. The patent owner can also submit new claims, provided they are not broader than the claims in the original patent. Once the reexamination has been concluded and if any claims are considered patentable, a “Certificate of Reexamination” is issued.

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

On December 22, 2008, the parties jointly requested that the stay of the litigation continue pending resolution of the reexamination of the ‘640 Patent. On May 12, 2009, the PTO issued a Reexamination Certificate for the ‘640 Patent with the amended narrower claims, thus removing the last condition for staying this litigation. As a result, while Hydro-Quebec and UT may assert the narrower claims of the reexamination certificate against any alleged infringer, including us, they are unable to continue to assert the original claims of the ‘382 Patent and the ‘640 Patent against us. On June 11, 2009, we filed a motion to reopen the lawsuit in Massachusetts pursuant to the court’s deadline to file within 30 days of the conclusion of the PTO’s reexamination. On September 28, 2009, the Massachusetts court entered an order denying that motion, which we appealed on October 27, 2009 to the United States Court of Appeals for the Federal Circuit. On July 22, 2009, Hydro-Quebec and UT sent us a proposed Second Amended Complaint in the Texas litigation that they said they intend to seek leave to file in light of the PTO’s reexaminations. On August 27, 2009, Hydro-Quebec and UT filed a Motion for Leave to File Second Amended Complaint and Jury Demand in the United States District Court for the Northern District of Texas and we were granted several unopposed extensions to file our response. Hydro-Quebec and UT filed for leave to file an Amended Motion for Leave to File Second Amended Complaint and Jury Demand on April 1, 2010 and we filed our opposition to this application on April 22, 2010. The judge has requested a status hearing with the parties on May 14, 2010.

If either or both of the lawsuits go forward, we expect that they could take as much as two years or more to reach trial, if at all. We believe that we do not infringe either UT patent, including the ‘382 Patent and the ‘640 Patent following reexamination, and that we have other meritorious defenses, and we intend to continue to vigorously defend our products and intellectual property rights. The ‘382 and ‘640 Patents include claims that claim to cover battery cathode material having a particular crystal structure and chemical formula, which Hydro-Quebec and UT claim our cathode material infringes. We believe, and contend in the lawsuits, that our cathode material has a different crystal structure and chemical formula that is not covered by the ‘382 and ‘640 patents. However, due to the nature of the litigation, we cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. Although Hydro-Quebec and UT have not specified in their complaint the nature or extent of their damages, they have asked for injunctive relief and we believe that they would likely seek substantial damages that could involve both one-time payments and on-going amounts. Regardless of the ultimate outcome of the litigation, it could result in significant legal expenses and diversion of time by our technical and managerial personnel. The results of these proceedings are uncertain, and there can be no assurance that they will not have a material adverse effect on our business, operating results, and financial condition.

On February 3, 2010, we received notice that LG Chem, Ltd. or LG Chem, filed applications in the 50th division of Seoul District Court for preliminary injunctions against six former employees who are now employed either by our Enerland subsidiary or by us. The applications allege that these former employees violated the two year non-competition clause in their employment contracts with

LG Chem and that there is a likelihood that they are infringing LG Chem’s trade secrets by working for a competitor. An initial court hearing was held on February 19, 2010 and a second hearing was held on March 19, 2010. The court has not rendered a decision on this application to date. Although LG Chem has not commenced legal action against us or Enerland, LG Chem’s legal action could result in significant legal expenses and diversion of time by our technical and management personnel.

Item 1A. Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.  For a detailed discussion of the risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 15, 2010.

Risks Related to Our Business

We have had a history of losses, and we may be unable to achieve or sustain profitability.

We have never been profitable. We experienced net losses of $80.5 million for 2008, $86.6 million for 2009 and $29.1 million for the three months ended March 31, 2010. We expect we will continue to incur net losses in 2010. We expect to incur significant future expenses as we develop and expand our business and our manufacturing capacity. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain.

To rapidly develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research and development, sales and marketing, general and administrative and production start-up expenses. In addition, our growth has required a significant investment in working capital over the last several years. We have had negative cash flow before financing activities of $76.0 million for 2008, $114.7 million for 2009 and $45.5 million for the three months ended March 31, 2010. We anticipate that we will continue to have negative cash flow for the foreseeable future as we continue to make significant future capital expenditures to expand our manufacturing capacity and incur increased research and development, sales and marketing, general and administrative and production start-up expenses. Our business will also require significant amounts of working capital to support our growth. Therefore, we may need to raise additional capital from investors to achieve our expected growth, and we may not achieve sufficient revenue growth to generate positive future cash flow. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

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

We have entered into agreements relating to joint design and development efforts with several automotive manufacturers and tier 1 suppliers regarding their HEV, PHEV and EV development efforts. Certain of these manufacturers and suppliers have in recent years experienced static or reduced revenues, increased costs, net losses, loss of market share, bankruptcy, labor issues and other business and financial challenges. The viability of the “Big Three” U.S. auto manufacturers, particularly GM and Chrysler, remains unclear. As a result, these or other automotive manufacturers may discontinue or delay their planned introduction of HEVs, PHEVs or EVs as a result of adverse changes in their financial condition or other factors. Automotive manufacturers may also seek alternative battery systems from other suppliers which may be more cost-effective or require fewer modifications in standard manufacturing processes than our products. We may also experience delays or losses with respect to the collection of payments due from customers in the automotive industry experiencing financial difficulties. For example, one of our customers, Think Global, is experiencing financial difficulties. As a result, we recorded an allowance for bad debt of $1.3 million for the outstanding amounts due from Think and recorded a $2.6 million charge for obsolete inventory related to this program.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We increased our number of full-time employees from 227 at January 1, 2007 to 1,608 at March 31, 2010, and our revenue increased from $41.3 million in 2007 to $91.0 million in 2009. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial, information technology and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Expanding a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our operating results in any particular quarter.

Because we build our manufacturing capacity based on our projection of future design wins and supply agreements, our business revenue and profits will depend upon our ability to enter into and complete these agreements, successfully complete these expansion projects, achieve competitive manufacturing yields and drive volume sales consistent with our demand expectations.

In order to fulfill the anticipated demand for our products, we invest in capital expenditures in advance of actual customer orders, based on estimates of future demand. We plan to continue the expansion of our manufacturing capacity across multiple product lines. The build-up of our internal manufacturing capabilities, such as the current expansions in Livonia and Romulus, Michigan, exposes us to significant up-front fixed costs. If market demand for our products does not increase as quickly as we have anticipated and align with our expanded manufacturing capacity, or if we fail to enter into and complete projected development and supply agreements, we may be unable to offset these costs and to achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses, reduced margins, underutilization of capacity and asset impairment charges. Alternatively, if we experience demand for our products in excess of our estimates, our installed capital equipment may be insufficient to support higher production volumes, which could harm our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

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

A significant portion of our revenue is generated from a limited number of customers. During each of the years ended December 31, 2008 and 2009 and the three months ended March 31, 2010, Black & Decker, together with its affiliates, represented 44%, 14% and 6% of our revenue, respectively. We expect revenue from Black & Decker will continue to decline in 2010 and therefore represent a smaller percentage of our revenue in future periods. For the year ended December 31, 2009 and the three months ended March 31, 2010, revenue from BAE Systems represented 35% and 34% of our revenue, respectively. For the year ended December 31, 2009 and the three months ended March 31, 2010, revenue from AES Energy accounted for 9% and 21% of our revenue, respectively. Although the composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. In addition, our contracts with our customers do not include long-term commitments or minimum volumes that ensure future sales of our products. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or for other reasons outside of our control. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

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

In January 2010, we entered into an agreement to invest approximately $23.0 million, consisting of $13.0 million in cash and approximately $10.0 million of our common stock to Fisker Automotive, Inc., of Fisker, a privately held company.  In exchange, we received shares of convertible preferred stock in Fisker which are not liquid, and we do not expect that they will be liquid for some time. Our investment in Fisker exposes us to equity price risk; if Fisker does not execute on its strategic plan, our investment may not be recovered.  This investment is subject to risk of changes in fair value, which could result in a material realized impairment loss.

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

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to implement new processes and modify our existing processes and take significant time to complete. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers. For a more detailed discussion of our material weaknesses, see Item 9A, “Controls and Procedures”.

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

In addition, with our new products and products that remain under development, we will be required to base our warranty estimates on historical experience of similar products testing of our batteries and performance information learned during our development activities with the customer. If we are unable to estimate future warranty costs for any new product, we will be required to defer recognizing revenue for that product until we are reasonably able to estimate the associated warranty expense. As a result, our financial results could vary significantly from period-to-period.

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

We depend on sole source suppliers or a limited number of suppliers for certain key raw materials and component parts used in manufacturing and developing our products. We generally purchase raw materials pursuant to purchase orders placed from time to time and if we deem necessary, we will enter into long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. Therefore, our operating margins may be impacted by price fluctuations in the commodities we use as raw materials in our batteries. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. In the past, we have experienced delays in product development due to the delivery of raw materials from our suppliers that do not meet our specifications. In addition, if a sole source supplier ceased to continue to produce a component with little or no notice to us, our business could be harmed. Any future inability to obtain high quality raw materials or manufacturing equipment in sufficient quantities on competitive pricing terms and on a timely basis, due to global supply and demand or a dispute with a supplier, may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

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

Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals and to comply with applicable federal and state environmental laws and regulations.  There is no guarantee that required determinations, permits and approvals will ultimately be obtained; the failure to obtain required federal and state environmental permits, could have an adverse effect on our financial results and could also delay or prevent us from obtaining matching fund reimbursement from the $249.1 million grant we were awarded under the DOE Battery Initiative, as well as funding under the DOE ATVM loan program.

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

We expect to aggressively expand our battery manufacturing capacity in the United States to meet expected demand for our product. Much of our planned domestic expansion, such as our current expansion in Livonia and Romulus, Michigan, depends upon our receipt of sufficient federal and state incentive funding. We may not receive the federal and state funding necessary for our planned expansion at all or on a timely basis. In addition, such funding could be subject to conditions that are commercially unacceptable to us or for which we are unable to comply. Even if we succeed in aggressively expanding our domestic manufacturing capacity, we may not have enough demand for our products to justify the increased capacity.

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

Under our manufacturing model, we develop and establish manufacturing processes and systems for the low volume prototype production of our new products. As demand increases for a product, we transfer these processes and systems to, and replicate and scale these processes and systems in our high volume manufacturing facilities. If we are unable to effectively and quickly transfer, replicate and scale these manufacturing processes and systems, such as replicating our prismatic pilot facility in Korea to our new facility in Livonia, Michigan, we may be unable to meet our customers’ product quality and quantity requirements and lower our costs of goods sold and our results of operations could be adversely affected.

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

We are presently involved in two related patent litigations with Hydro-Québec involving certain patents it has licensed from The University of Texas, or UT, related to electrode materials used in lithium-ion batteries. After discussions with Hydro-Québec about the relevance of two of these patents to our products, we brought an action in the Federal District Court of Massachusetts seeking a declaratory judgment that our products do not infringe these two UT patents. In response, Hydro-Québec and the UT countersued us in the Federal Courts in Texas. Both cases are currently stayed pending re-examination of these patents by the U.S. Patent Office. The re-examination of these patents is complete, but the stay continues, although the litigation could resume at any time. For a more detailed discussion of our patent litigation, see Item 3 of Part I: “Legal Proceedings.”

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements our stockholders entered into with the underwriters of our initial public offering, or IPO. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. On March 29, 2010, 71,111,858 shares of common stock, subject to a contractual lock-up (which began on the closing of the IPO on September 29, 2009), became freely tradable, subject to any applicable volume limitations under federal securities laws. Morgan Stanley and Goldman, Sachs & Co., acting as co-representatives of the underwriters, may permit our officers, directors, employees and current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

In addition, as of December 31, 2009, there were 10,639,961 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, holders of an aggregate of approximately 62.0 million shares of our common stock as of December 31, 2009, have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders. Holders of an aggregate of approximately 3.3 million additional shares of our common stock as of December 31, 2009, have rights, subject to some conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity incentive plans, including 8,091,550 shares reserved for future issuance under our equity incentive plans, pursuant to a registration statement that was filed and became immediately effective on March 31, 2010. Once we issue these shares, they can be freely sold in the public market upon issuance.

Upon the closing of a private placement in connection with a strategic transaction on January 14, 2010, we issued 479,282 shares of common stock (of which 213,198 shares remain in escrow at March 31, 2010) to Fisker Automotive Inc., or Fisker. The issuance of these shares resulted in dilution to stockholders who held our common stock prior to the private placement. All of the shares of common stock released from escrow are freely tradable pursuant to a registration statement filed with the SEC that was declared effective by the SEC on March 29, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

From the period beginning January 1, 2010 through March 15, 2010, the date we filed a Registration on Form S-8 (File No. 333-165489) with the SEC registering shares of common stock issuable under our stock incentive plans, (i) we granted stock options to purchase an aggregate of 88,500 shares of our common stock, with exercise prices of $15.36 per share, to employees and directors pursuant to our 2009 stock incentive plan and (ii) an aggregate of 720,466 shares were issued upon the exercise of stock options issued under our 2001 stock incentive plan, at a weighted-average exercise price of $0.62 per share, for an aggregate consideration of $448,062.  The securities described in this paragraph were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants in reliance on the exemptions provided by either Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.  All securities described in this paragraph are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

On January 14, 2010, we issued 479,282 shares of common stock (of which 213,198 shares remain in escrow at March 31, 2010) to Fisker in a private placement in connection with a strategic transaction with Fisker.  In connection with the issuance, we relied upon the exemption from securities registration afforded by section 4(2) of the Securities Act in that the issuance of shares to Fisker did not involve a public offering.  Fisker represented its intentions to acquire the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof.  The shares were originally deemed restricted securities for purposes of the Securities Act and the stock certificates representing such shares included appropriate legends setting forth that the shares had not been registered and the applicable restrictions on transfer.  On March 15, 2010, we filed a Registration on Form S-1 (File No. 333-165488) with the SEC registering the shares of common stock issued to Fisker.  This registration statement was declared effective by the SEC on March 29, 2010.

(b) Use of Proceeds from Public Offering of Common Stock

On September 29, 2009, we closed our IPO, in which 32,407,576 shares of common stock were sold at a price to the public of $13.50 per share. We sold 31,727,075 shares of our common stock in the offering and selling stockholders sold 680,501 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $437.5 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-152871), which was declared effective by the SEC on September 23, 2009, and a registration statement on Form S-1 (File No. 333-162090) filed pursuant to Rule 424(b) of the Securities Act.. The offering commenced as of September 23, 2009 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. Incorporated and Goldman, Sachs, & Co. acted as co-representatives of the underwriters. We raised approximately $391.8 million in net proceeds after deducting underwriting discounts and commissions of $30.0 million and other estimated offering costs of $6.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).  From the effective date of the registration statement through March 31, 2010, we used approximately $83.6 million of the net proceeds primarily to fund our operations and the expansion of our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in a registered money market fund.

(c) Restrictions on dividends

We have not paid any cash dividends since inceptions and do not anticipate paying cash dividends in the foreseeable future.  Our term loan restricts our ability to pay cash dividends.

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

A123 SYSTEMS, INC.

Date: May 11, 2010	By:	/s/ David P. Vieau
David P. Vieau
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2010	By:	/s/ Michael Rubino
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