Form 10-Q
period 2010-06-30
A123 SYSTEMS, INC.
filed 2010-08-11
CIK 1167178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 9, 2010, there were 104,739,660 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

A123 Systems, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2010

Part I. Financial Information

Item 1. Financial Statements

A123 Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2009	2010

ASSETS
Current assets:
Cash and cash equivalents	$457,122	$353,326
Restricted cash	1,742	674
Accounts receivable, net	17,718	18,332
Inventory	37,438	41,688
Prepaid expenses and other current assets	8,895	7,648
Total current assets	522,915	421,668

Property, plant and equipment, net	71,662	116,571
Goodwill	9,581	9,581
Intangible assets, net	1,254	730
Deposits and other assets	11,698	22,818
Restricted cash	980	1,987
Investment	—	20,495
Total assets	$618,090	$593,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit lines	$8,000	$8,000
Current portion of long-term debt	6,456	5,153
Current portion of capital lease obligations	411	766
Accounts payable	16,475	29,595
Accrued expenses	11,689	29,946
Other current liabilities	1,859	1,841
Deferred revenue	7,543	2,059
Deferred rent	58	134
Total current liabilities	52,491	77,494

Long-term debt, net of current portion	7,438	4,797
Capital lease obligations, net of current portion	193	795
Deferred revenue, net of current portion	26,142	25,347
Deferred rent, net of current portion	630	1,210
Other long-term liabilities	2,866	5,022
Total liabilities	89,760	114,665

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value—5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2009 and June 30, 2010	—	—
Common stock, $0.001 par value—250,000,000 shares authorized; 102,606,088 and 104,633,868 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	103	105
Additional paid-in capital	767,694	781,681
Accumulated deficit	(238,668)	(301,911)
Accumulated other comprehensive loss	(909)	(654)
Total A123 Systems, Inc. stockholders’ equity	528,220	479,221
Noncontrolling interest	110	(36)
Total stockholders’ equity	528,330	479,185

Total liabilities and stockholders’ equity	$618,090	$593,850

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Revenue:
Product	$16,517	$15,558	$36,638	$35,332
Services	3,185	7,050	6,284	11,744
Total revenue	19,702	22,608	42,922	47,076

Cost of revenue:
Product	19,616	18,977	39,186	41,331
Services	2,661	6,580	4,505	10,735
Total cost of revenue	22,277	25,557	43,691	52,066
Gross loss	(2,575)	(2,949)	(769)	(4,990)

Operating expenses:
Research, development and engineering	11,587	13,832	22,814	27,948
Sales and marketing	2,245	3,366	4,227	6,166
General and administrative	5,990	8,804	12,273	17,044
Production start-up	179	3,606	179	5,417
Total operating expenses	20,001	29,608	39,493	56,575
Operating loss	(22,576)	(32,557)	(40,262)	(61,565)

Other income (expense):
Interest expense, net	(292)	(372)	(510)	(590)
Gain (loss) on foreign exchange	673	(1,226)	(115)	(981)
Unrealized loss on preferred stock warrant liability	(22)	—	(70)	—
Other income (expense), net	359	(1,598)	(695)	(1,571)

Loss from operations, before tax	(22,217)	(34,155)	(40,957)	(63,136)
Provision for income taxes	123	132	267	253
Net loss	(22,340)	(34,287)	(41,224)	(63,389)
Less: Net loss attributable to the noncontrolling interest	427	69	574	146
Net loss attributable to A123 Systems, Inc.	$(21,913)	$(34,218)	$(40,650)	$(63,243)
Accretion to preferred stock	(17)	—	(28)	—
Net loss attributable to A123 Systems, Inc. common stockholders	$(21,930)	$(34,218)	$(40,678)	$(63,243)

Net loss per share attributable to common stockholders - basic and diluted:	$(2.36)	$(0.33)	$(4.39)	$(0.61)
Weighted average number of common shares outstanding - basic and diluted	9,277	104,333	9,272	103,825

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except per share data)

(Unaudited)

	Series B-1 Convertible Preferred Stock, $0.001 Par Value		Common Stock, $0.001 Par Value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Loss

BALANCE - January 1, 2009	1,493	$1	7,662	$8	$19,649	$(152,889)	$(197)	$(133,428)	$871
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(28)	—	—	(28)	—
Stock-based compensation	—	—	—	—	4,034	—	—	4,034	—
Issuance of common stock	—	—	35	—	24	—	—	24	—
Comprehensive loss:
Net loss	—	—	—	—	—	(40,650)	—	(40,650)	(574)	$(41,224)
Foreign currency translation adjustment	—	—	—	—	—	—	(271)	(271)	48	(223)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(41,447)
BALANCE - June 30, 2009	1,493	$1	7,697	$8	$23,679	$(193,539)	$(468)	$(170,319)	$345

BALANCE - January 1, 2010	—	$—	102,606	$103	$767,694	$(238,668)	$(909)	$528,220	$110
Stock-based compensation	—	—	—	—	5,133	—	—	5,133	—
Issuance of common stock	—	—	2,028	2	8,854	—	—	8,856	—
Comprehensive loss:
Net loss	—	—	—	—	—	(63,243)	—	(63,243)	(146)	$(63,389)
Foreign currency translation adjustment	—	—	—	—	—	—	255	255	—	255
Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(63,134)
BALANCE - June 30, 2010	—	$—	104,634	$105	$781,681	$(301,911)	$(654)	$479,221	$(36)

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2010

Cash flows from operating activities:
Net loss	$(41,224)	$(63,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,304	7,758
Noncash rent	37	656
Noncash foreign exchange (gain) loss on intercompany loan	(20)	599
Impairment of long-lived and intangible assets	—	530
Unrealized loss on preferred stock warrant liability	70	—
Loss on disposal of property and equipment	9	119
Amortization of debt issuance costs and noncash interest expense	42	—
Stock-based compensation	4,034	5,133
Changes in current assets and liabilities:
Accounts receivable	839	(2,448)
Inventory	(6,093)	(4,540)
Prepaid expenses and other assets	2,291	(1,735)
Accounts payable	(8,699)	7,459
Accrued expenses	677	(2,369)
Deferred revenue	(1,030)	(4,459)
Other liabilities	(11)	963
Net cash used in operating activities	(42,774)	(55,723)

Cash flows from investing activities:
(Increase) decrease in restricted cash	(2,245)	58
Purchases of property, plant and equipment	(17,220)	(60,987)
Proceeds from sale of property and equipment	13	—
Proceeds from government grant	—	26,319
Purchase of investment	—	(13,000)
Net cash used in investing activities	(19,452)	(47,610)

Cash flows from financing activities:
Deferred offering costs	(756)	—
Proceeds from government grant	3,000	1,250
Proceeds from exercise of stock options	24	2,259
Proceeds from issuance of long-term debt	7,585	—
Payments on long-term debt	(2,648)	(3,955)
Payments on capital lease obligations	(278)	(278)
Net proceeds from issuance of redeemable convertible preferred stock	99,590	—
Net cash provided by (used in) financing activities	106,517	(724)

Effect of foreign exchange rates on cash and cash equivalents	76	261
Net increase (decrease) in cash and cash equivalents	44,367	(103,796)
Cash and cash equivalents at beginning of period	70,510	457,122
Cash and cash equivalents at end of period	$114,877	$353,326
Supplemental cash flow information - cash paid for interest	$551	$485
Noncash investing and financing activities:
Issuance of note for consulting services	$830	$—
Purchase of equipment under capital leases	$423	$1,235
Equipment purchases included in accounts payable and accrued expenses	$1,423	$28,088
Issuance of common stock for investment	$—	$7,495

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

Basis of Presentation —The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2010 and for the three and six months ended June 30, 2009 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.  The December 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of June 30, 2010 and results of its operations for the three and six months ended June 30, 2009 and 2010, and its cash flows for the six months ended June 30, 2009 and 2010. The interim results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Revisions to Amounts Previously Presented—Certain prior period amounts have been reclassified to conform to the current period presentation.  Production start-up expenses for the three and six months ended June 30, 2009, relating to the Company’s facility in Livonia, Michigan,  have been reclassified from general and administrative expenses to production start-up expenses in the condensed consolidated statements of operations.

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

The Company records government grants receivable in the condensed consolidated balance sheets in prepaid expenses and other current assets or deposits and other assets, depending on when the amounts are expected to be received from the government agency. Proceeds received from government grants prior to expenditures being incurred are recorded as restricted cash and other current liabilities or other long-term liabilities, depending on when the Company expects to use the proceeds.

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

Revenue Recognition—The Company recognizes revenue from the sale of products and delivery of services, including governmental contracts. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the price to the buyer is fixed or determinable, and collectability is reasonably assured. If sales arrangements contain multiple elements, the Company evaluates the agreements to determine if separate units of accounting exist within the arrangement. If separate units of accounting exist within an arrangement, the Company allocates revenue to each element based on the relative selling price of each of the elements.

Effective January 1, 2010, the Company early adopted the new accounting standards for revenue recognition related to multiple-deliverable revenue arrangements. Under the new authoritative guidance, each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company considers a deliverable to have standalone value if the Company sells this item separately or if the item is sold by another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.

In accordance with the new authoritative guidance, the Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using vendor-specific objective evidence (“VSOE”), if it exists; otherwise, the Company uses third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses estimated selling price (“ESP”).

VSOE is generally limited to the price charged when the same or similar product is sold separately. If a product or service is seldom sold separately, it is unlikely that the Company can determine VSOE for the product or service. In most cases, VSOE of selling price is an average price of recent actual transactions that are priced within a reasonable range. TPE is determined based on the prices charged by the Company’s competitors for a similar deliverable when sold separately. It may be difficult for the Company to obtain sufficient information on competitor pricing to substantiate TPE and, therefore, the Company may not always be able to use TPE.

If the Company is unable to establish selling price using VSOE or TPE, and the new or materially modified arrangement was entered into after the implementation date of January 1, 2010, the Company will use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact if the product or service were sold on a standalone basis. The Company’s determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Because of the nature of the business and history with providing services and manufacturing products for various applications, the Company performs an initial assessment on the nature of the services that will be provided by estimating the cost to provide those services plus an estimated profit margin. The Company performs the same assessment on new products by estimating the per unit cost to manufacture the product plus an estimated profit margin. The estimated profit margins initially used in the assessment are based on the Company’s profit objectives which will be adjusted based on other considerations such as pricing of similar products and services, characteristics of the specific market, ongoing pricing strategy and policies and value of any enhancements in functionality included in the deliverable.

The Company plans to analyze the selling prices used in the allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if the Company experiences significant variances in selling prices.

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

The Company provides warranties for its products and records the estimated costs as a cost of revenue in the period the revenue is recorded. The Company’s standard warranty period extends one to five years from the date of delivery, depending on the type of product purchased and its application. The warranties provide that the Company’s products will be free from defects in material and workmanship and will, under normal use, conform to the specifications for the product. The warranties further provide that the Company will repair the product or provide replacement parts at no charge to the customer. When the Company is unable to reasonably determine its obligation for warranty of new products, revenue from the sale of the products is deferred until expiration of the warranty period or until such time as the warranty obligation can be reasonably estimated.

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

Pre-production costs related to long-term supply arrangements—Engineering, design and development costs for products sold under long-term supply arrangements are expensed as incurred in research, development and engineering expenses in the condensed consolidated statement of operations, unless the Company has a contractual guarantee for reimbursement from the customer.  Costs that have a contractual guarantee for reimbursement are capitalized and amortized as a cost of sales over the applicable term.  For the three and six months ended June 30, 2010, the Company expensed $0.2 million of pre-production costs related to long-term supply arrangements as research, development and engineering expense.  As of June 30, 2010, the Company capitalized $0.4 million of pre-production costs that have a contractual guarantee for reimbursement.

Production start-up—Production start-up expenses consist of salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials run through the production line during the qualification phase.  The Company expects to continue to incur production start-up expenses related to its facilities in Livonia and Romulus, Michigan. The Livonia facility is expected to begin qualification for production in the second half of 2010. The Romulus facility is expected to begin qualification for production in the first half of 2011.  During the three and six months ended June 30, 2010, the Company recorded production start-up expenses of $3.6 million and $5.4 million, of which $1.6 million related to materials, labor and overhead costs incurred in the qualification of the prismatic cell production line.

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

The Company did not have any material items that are measured at fair value on a non-recurring basis under this requirement as of December 31, 2009 or June 30, 2010.

The following tables show assets measured at fair value on a recurring basis and the input categories associated with those assets (in thousands):

		As of December 31, 2009
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Money market funds	$447,368	$447,368	$—	$—

		As of June 30, 2010
	Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Money market funds	$331,432	$331,432	$—	$—

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

Net Loss Per Share—Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the relevant period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the relevant period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock and warrants based on the treasury stock method.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive (in thousands):

	June 30,
	2009	2010
Convertible preferred stock upon conversion to common stock	61,374	—
Warrants to purchase redeemable convertible preferred stock	126	—
Warrants to purchase common stock	45	45
Options to purchase common stock	10,245	10,229
Unvested restricted stock units	—	198
	71,790	10,472

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

During the second quarter of 2010, the Company elected to early adopt, as permitted by the guidance, the new accounting standards for revenue recognition for multiple-deliverable revenue arrangements.  The Company has prospectively (retroactive to January 1, 2010) applied the provisions of the new authoritative guidance to all revenue arrangements entered into or materially modified after January 1, 2010.  The adoption had no impact on previously reported amounts for the three months ended March 31, 2010.  This new authoritative guidance amends previously issued guidance to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The new authoritative guidance also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) VSOE, if available, (2) TPE, if vendor-specific objective evidence is not available, and (3) ESP, if neither vendor-specific nor third-party evidence is available. Additionally, it expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.  Adopting the new standard will allow the Company to allocate the arrangement consideration to multiple deliverables in an arrangement. The Company’s multiple-deliverable revenue arrangements may include any combination of engineering services, research and development services, prototypes, battery packs, battery system components and battery cells.

During the six months ended June 30, 2010, the adoption of this guidance had no material impact. The new accounting standards for revenue recognition, if applied in the same manner to the year ended December 31, 2009, would not have had a material impact on total net revenue for that fiscal year.

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

In April 2010, the FASB issued an update to the accounting and reporting guidance for milestone based revenue arrangements.  This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon the achievement of milestone events. An entity may only recognize consideration that is contingent upon the achievement of a milestone in its entirety in the period the milestone is achieved only if the milestone meets certain criteria. This update is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010. While the Company is still evaluating the potential impact of this guidance, the Company does not expect that the adoption of this update will have a material impact on its financial position, results of operations, or cash flows.

2.  Government Grants and Incentives

Center of Energy and Excellence Grant

In February 2009, the State of Michigan awarded the Company a $10.0 million Center of Energy and Excellence grant. Under the agreement, the State of Michigan will provide cost reimbursement for 100% of qualified expenditures incurred through November 30, 2011. Other than certain standard conditions, there are no conditions attached to this award that will require repayment of amounts received if those conditions are not met. The Company received $3.0 million of this grant in March 2009, with the remainder to be paid based on the achievement of certain milestones in the facility development. The Company used $2.2 million of these funds in the year ended December 31, 2009.  The Company used $0 and $0.8 million of these funds during the three and six months ended June 30, 2010, of which $0.7 million and $0.1 million was recorded as an offset to property, plant, and equipment and operating expenses, respectively, for the six months ended June 30, 2010.  In addition, the Company incurred allowable costs of $31,000 and $1.5 million during the three and six months ended June 30, 2010, respectively, which was recorded as a receivable in prepaid expense and other current assets and as an offset to property, plant, and equipment and operating expenses.

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

High Tech Credit—The High-Tech Credit agreement provides the Company with a 15-year tax credit, beginning with the 2011 fiscal year. The credit will be calculated as qualified wages and benefits, multiplied by the Michigan personal income tax rate beginning in the tax year the credit is sought. The proceeds to be received by the Company will be based on the number of jobs created, qualified wages paid and tax rates in effect over the 15 year period. The tax credit is subject to a repayment provision in the event the Company relocates a substantial portion of the jobs outside the state of Michigan within 15 years from the date the Company first receives the credit. There is no impact to the condensed consolidated financial statements as of June 30, 2010.

Cell Manufacturing Credit—The Cell Manufacturing Credit agreement authorizes a credit for the Company equal to 50% of capital investment expenses related to the construction of the Company’s integrated battery cell manufacturing facilities in Michigan, commencing January 1, 2009, up to a maximum of $100.0 million over a four year period. The credit shall not exceed $25.0 million per year and can be submitted for reimbursement beginning in tax year 2012. The Company is required to create 300 jobs no later than

December 31, 2016 for the tax credit to be non-refundable. The tax credit is subject to a repayment provision in the event the Company relocates 51% or more of the 300 jobs outside of the state of Michigan within three years after the last year the tax credit is received. Through June 30, 2010, the Company has incurred $60.4 million in expenses related to the construction of the Livonia and Romulus facilities. When the Company has met the filing requirements for the tax year ending December 31, 2012, the Company expects to receive $30.2 million in refundable tax credits related to these expenses. There is no impact to the condensed consolidated financial statements as of June 30, 2010.  The Company will record the receivable when it is probable that it will comply with the conditions of the grant and receipt of the grant.  At that time, the Company would reduce the basis in the fixed assets acquired under the grant by $26.7 million and record $3.5 as reimbursement for expenses previously incurred.

Michigan Economic Growth Authority Loan

The State of Michigan also granted the Company a low interest forgivable loan of up to $4.0 million effective August 2009 with the objective of conducting advance vehicle technology operations to promote and enhance job creation within the State of Michigan. To receive advances under the loan, the Company is required to achieve certain key milestones related to the development of the manufacturing facility. The note will accrue interest of 1% per annum from the date of the initial advance, and the Company will have no obligation to pay any principal or interest until August 2012. If the Company creates 350 full time jobs by August 2012 and maintains the jobs in the State of Michigan for three years after the end of the loan, the entire debt will be forgiven. The Company has not yet met the first milestone required to receive the initial advance from the loan, and as such, there is no impact to the condensed consolidated financial statements as of June 30, 2010.

U.S. Department of Energy Battery Initiative

In December 2009, the Company entered into an agreement establishing the terms and conditions of a $249.1 million grant awarded under the Department of Energy (“DOE”) Battery Initiative to support manufacturing expansion of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE will provide cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012. The agreement also provides for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009. Other than certain standard conditions, there are no conditions attached to this award that will require repayment of amounts received if those conditions are not met. For the three and six months ended June 30, 2010, the Company received $0 million and $6.1 in reimbursement, respectively, for costs incurred in 2009, of which $5.7 million related to offsets to property, plant and equipment and $0.4 million related to offsets to operating expenses. For the three and six months ended June 30, 2010, the Company received $22.3 million in reimbursement for costs incurred in 2010, of which $20.6 million related to offsets to property, plant and equipment and $1.7 million related to operating expenses.  The Company has incurred additional allowable costs in the six months ended June 30, 2010, entitling the Company to receive $1.7 million in reimbursement.  The Company recorded the $1.7 million receivable in prepaid expenses and other current assets in the consolidated balance sheets of which $1.2 million is an offset to deposits for purchases of equipment, included in other long-term assets in the condensed consolidated balance sheets, and the remaining $0.5 million as an offset to operating expenses in the condensed consolidated statements of operations.

Department of Energy, Labor and Economic Growth (“DELEG”)

In December 2009, the State of Michigan awarded the Company $2.0 million to assist in funding the Company’s smart grid stabilization project, the purpose of which is to develop and improve the quality of application of energy efficient technologies and to create or expand the market for such technologies. The Company received the initial advance of $0.9 million in December 2009, and through June 30, 2010, the Company incurred $0.3 million in allowable costs which was recorded as an offset to operating expenses.  The Company will receive the remainder of the grant upon expending 90% of the initial advance.  As of June 30, 2010, $0.6 million is included in short-term restricted cash and other current liabilities.

City of Livonia Personal Property Tax Exemption

The Company entered into an agreement with the City of Livonia allowing 100% exemption from personal property taxes by Livonia on all new personal property during the exemption period commencing on December 31, 2009 and continuing for fourteen years through December 31, 2023. The Company is required to invest at least $24.0 million in personal property and create or locate 350 new jobs in the eligible district to receive the exemption. If the Company relocates operations, jobs or activities outside the City of Livonia on or before May 31, 2016 such that employment is 175 jobs or less, the Company is required to repay all or a portion of the property taxes exempted. There is no impact to the condensed consolidated financial statements as of June 30, 2010 as a result of this agreement.

Michigan Strategic Fund Renaissance Zone Development

In May 2010, the Company entered into a Renaissance Zone Development agreement with the Michigan Strategic Fund and the property owners for the site leased by the Company in Romulus, Michigan.  Under the terms of the agreement, the Company may receive exemptions, deductions, credits or other benefits if it invests a certain amount of capital, creates a certain number of jobs and complies with other standard conditions related to its facility in Romulus, Michigan.  As of June 30, 2010, the Company has not yet met the conditions to be eligible to receive any of the Renaissance Zone benefits.  There is no impact to the condensed consolidated financial statements as of June 30, 2010 as a result of this agreement.

3.  Inventory

Inventory consists of the following (in thousands):

	December 31, 2009	June 30, 2010
Raw materials	$7,726	$9,837
Work-in-process	25,139	31,230
Finished goods	4,573	621
	$37,438	$41,688

4.  Property, Plant and Equipment

For government grants related to capital expenditures, the Company recognizes the reimbursement as a reduction of the basis of the asset and a reduction to depreciation expense over the useful life of the asset.   Property, plant and equipment consists of the following (in thousands):

	December 31, 2009	June 30, 2010
Computer equipment and software	$7,005	$9,608
Furniture and fixtures	1,585	2,791
Automobiles	385	400
Machinery and equipment	66,934	71,578
Buildings	6,900	7,039
Leasehold improvements	9,224	18,021
Assets in progress	9,126	60,105
Property, plant and equipment, basis	101,159	169,542
Less reduction for costs reimbursed under government grants	1,100	19,080
Property, plant and equipment, carrying value	100,059	150,462
Less net accumulated depreciation and amortization	28,397	33,891
Property, plant and equipment, net	$71,662	$116,571

The Company has deposits for equipment not yet received of $17.0 million and $34.1 million at December 31, 2009 and June 30, 2010, respectively, included within deposits and other assets in the condensed consolidated balance sheets.  These deposits are reported net of contra deposit balances related to reimbursements under government grants of $6.7 million and $12.7 million at December 31, 2009 and June 30, 2010, respectively.

Computer equipment under capital lease consists of the following (in thousands):

	December 31, 2009	June 30, 2010
Computer equipment and software, at cost	$1,624	$2,547
Less accumulated depreciation	(855)	(936)
Computer equipment and software, net	$769	$1,611

Net depreciation expense for the three months ended June 30, 2009 and 2010 and for the six months ended June 30, 2009 and 2010 was $2.9 million, $3.9 million, $5.3 million and $7.5 million, respectively.  For the three and six months ended June 30, 2010, the Company recorded $0.1 million as a reduction to depreciation expense related to reduced carrying value due to government grant reimbursements.  There was no reduction to depreciation expense recorded for either the three or six months ended June 30, 2009.

5.  Intangible Assets

Intangible assets consist of the following (in thousands):

		December 31, 2009			June 30, 2010
	Useful Life		Accumulated			Accumulated
Intangible Asset Class	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Contractual backlogs	1-3	$497	$497	$—	$497	$497	$—
Customer relationships	5-17	640	394	246	629	396	233
Patented technology	4-5	2,473	1,855	618	2,394	2,008	386
Specialty-trained workforce	4	60	44	16	60	51	9
Trademarks and trade names	Indefinite	374	—	374	102	—	102
		$4,044	$2,790	$1,254	$3,682	$2,952	$730

Amortization expense for intangible assets for the three months ended June 30, 2009 and 2010 and for the six months ended June 30, 2009 and 2010 was $0.2 million, $0.1 million, $0.4 million, and $0.2 million, respectively. The remaining net book value of the intangible assets will be amortized over a weighted-average period of approximately 2.97 years as of December 31, 2009.

6.  Investment

In January 2010, the Company entered into an agreement to purchase preferred stock of a maker of plug-in hybrid electric vehicles in the United States (the “Automaker”).  The Company agreed to invest cash of $13.0 million and shares of the Company’s common stock, which, when transferred to the Automaker, had a fair market value of $7.5 million.  As of June 30, 2010, all cash and stock consideration had been transferred to the Automaker in return for preferred stock of the Automaker.  The Company is accounting for its investment under the cost method.

In conjunction with the investment, the Company entered into a supply agreement with the Automaker to supply battery systems for its plug-in hybrid electric vehicle programs. Through June 30, 2010, the Company has recorded $0.3 million of revenue related to shipments of products to the Automaker.  The balance due from the Automaker as of June 30, 2010, of $0.3 million, is included within accounts receivable on the Company’s condensed consolidated balance sheet.

The Company recognizes revenue on product shipments to the Automaker, within the condensed consolidated statements of operations, when all revenue recognition criteria are met.

7.  Commitments and Contingencies

In June 2010, the Company entered into a supply agreement for a raw material component which included commitments to purchase minimum product volumes for each of the years ending December 31, 2010 through December 31, 2013.  If the Company’s purchase volumes during any year fail to meet the minimum purchase commitments, it is required to pay the seller a variance payment for the difference between the amount actually purchased in that calendar year and the annual minimum purchase commitment for that calendar year.  The Company will receive a credit for the amount of the variance payment to be applied to purchases in the following year and will have until April 1, 2015 to reclaim any variance payments resulting from the minimum purchase commitments for calendar years 2012 or 2013.  This arrangement qualifies as a normal purchase and normal sales contract.  For the three and six months ended June 30, 2010, the Company has purchased $1.7 million and $2.1 million under this supply agreement.  The amounts of purchase commitments by year are as follows (in thousands):

Purchase Commitment

Remaining portion of 2010	$4,584
2011	12,950
2012	18,500
2013	18,500

Total future purchase commitments	$54,534

In May 2010, the Company entered into a Lease Agreement (the “Waltham Lease”) for approximately 97,000 square feet of office, research, lab and light manufacturing space in Waltham, Massachusetts for an initial term of ten years, expected to commence on April 1, 2011, with the option to extend for an additional five years.  The total cash obligation for base rent over the initial term of the Waltham Lease is $25.3 million.  In addition to base rent, the Company is also responsible for its share of electricity cost and its pro rata share of increases in operating expenses.  The landlord has agreed to provide the Company with an allowance for certain construction costs incurred. In connection with the Waltham Lease, the Company provided the landlord a security deposit of $1.0 million in the form of an irrevocable letter of credit.

Litigation—In November 2005, the Company received a letter asserting that it was infringing upon certain U.S. patents. In April 2006, the Company commenced an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the patents in question were not infringed by the Company’s products and that the patents claiming to be infringed upon are invalid. On September 11, 2006, a countersuit was filed against the Company and two of its business partners in the United States District Court for the Northern District of Texas alleging infringement of these patents. In October 2006 and January 2007, the U.S. Patent and Trademark Office (“PTO”) granted the Company’s request for reexamination of the two patents. In January and February 2007, the two suits were stayed pending the reexamination. The reexaminations of the two patents were concluded on April 15, 2008 and May 12, 2009, respectively. The Company filed a motion to re-open the litigation in the United States District Court for the District of Massachusetts on June 11, 2009. On September 28, 2009, the Massachusetts court entered an order denying that motion, which the Company appealed on October 27, 2009 to the United States Court of Appeals for the Federal Circuit.  On July 22, 2009, the Company was sent a proposed Second Amended Complaint which the complainants intend to seek leave to file with the Texas court in light of the PTO’s reexaminations.  On August 27, 2009, Hydro-Quebec and UT filed a Motion for Leave to File Second Amended Complaint and Jury Demand in the United States District Court for the Northern District of Texas and the Company was granted several unopposed extensions to file its response.  Hydro-Quebec and UT filed for leave to file an Amended Motion for Leave to File Second Amended Complaint and Jury Demand on April 1, 2010 and the Company filed its opposition to this application on April 22, 2010.  The judge held a status hearing with the parties on May 14, 2010 and has entered a schedule for the case leading to a claim construction hearing in December 2010.  The Company has agreed to defend and indemnify the other named business partner for its legal costs in defending this litigation and any damages that may be awarded. The Company is unable to predict the outcome of this matter, and therefore no accrual has been established for this contingency.

On February 3, 2010, the Company received notice that LG Chem, Ltd., or LG Chem, filed applications in the 50th division of Seoul District Court for preliminary injunctions against six former employees who are now employed either by the Company or its Enerland subsidiary. The applications allege that these former employees violated the two-year non-competition clause in their employment contracts with LG Chem and that there is a likelihood that they are infringing LG Chem’s trade secrets by working for a competitor.  An initial court hearing was held on February 19, 2010 and a second hearing was held on March 19, 2010.  The court rendered a decision on this application on June 9, 2010, which reduced the post-termination non-competition term from two years to eighteen months and prohibited four of the six defendants from working at Enerland during the applicable balance of their respective non-compete terms, ranging from four months to eleven months.  The six defendants were also prohibited from using the alleged trade secrets that LG Chem submitted to the court.  LG Chem has not commenced any additional legal action against these former employees, the Company or Enerland; however, should they do so, such legal action could result in significant legal expenses and diversion of time by the Company’s technical and management personnel.

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

The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. During the three months ended June 30, 2009 and 2010 and the six months ended June 30, 2009 and 2010, the Company recognized approximately $0, $14,000, $14,000 and $27,000 in penalties and interest, respectively. The Company had approximately $0.2 million for the payment of penalties and interest accrued at June 30, 2010.

9.  Financing Arrangements

Long-Term Debt—Long-term debt consists of the following (in thousands):

	December 31, 2009	June 30, 2010
Term loan	$12,069	$9,569
Enerland debt
Term loan 2	1,289	—
Technology funds loan	107	69
Korean government loans	429	312
Total	13,894	9,950
Less amounts classified as current	6,456	5,153
Long-term debt	$7,438	$4,797

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

Enerland debt—The Company has the following outstanding obligations for its Enerland subsidiary:

• Term loan 2—On March 5, 2008, the Company entered into two loan agreements with a financial institution in the amounts of $1.3 million and $0.3 million which matured in 2010. The loans had a variable interest rate.  Term loan 2 was paid off during February 2010.

• Technology funds loan—The Company has a technology funds loan agreement amounting to $0.1 million with a variable interest rate. The weighted average interest rate for the loan as of June 30, 2010 was 4.86%. The loan matures in August 2011.

• Korean government loans—As a part of the Korean government’s initiative to promote and encourage the development of start-up companies in certain high technology industries, high technology start-up companies with industry leading technology or products are eligible for government loans.

Revolving Credit Facilities—The Company entered into a line of credit (“LOC”) for $8.0 million with a financial institution that is also a common stockholder. The line of credit accrues interest at prime (3.25% at December 31, 2009 and June 30, 2010).  The outstanding balance at December 31, 2009 and June 30, 2010 was $8.0 million. The LOC has a maturity date of September 24, 2010, and the Company is required to comply with the same financial covenants required under the Term Loan mentioned above.

10.  Stock-Based Compensation

Stock Incentive Plans and Stock-Based Compensation—During 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective on the closing of the Company’s initial public offering (“IPO”) on September 24, 2009.  The 2009 Plan originally provided for the grant of qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards for the purchase of shares of the Company’s common stock to the Company’s employees, officers, directors, and outside consultants.  Up to an aggregate of 3,000,000 shares of Company’s common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan.  Shares of common stock reserved for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) that remained available for issuance immediately prior to closing of the IPO and any shares of common stock subject to awards under the 2001 Plan that expired, terminated, or were otherwise forfeited, canceled or repurchased by the Company prior to being fully exercised were added to the number of shares available under the 2009 Plan, up to a maximum of 500,000 shares.  During the year ended December 31, 2009, and the six months ended June 30, 2010, 378,792 and 121,208 shares from the 2001 Plan were added to the number of shares available under the 2009 Plan, respectively.  No additional shares from the 2001 Plan will be added to the 2009 Plan.  On January 1, 2010, 5,000,000 shares were added to the 2009 Plan in connection with the annual increase.  At June 30, 2010, stock awards outstanding under the 2009 Plan included stock options and restricted stock units.  As of June 30, 2010, the Company had 6,480,971 stock-based awards available for future grant under the 2009 Plan and no stock-based awards available for future grant under the 2001 Plan.

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period (generally the vesting period of the equity grant). The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Cost of revenue	$581	$478	$747	$893
Research, development and engineering	1,339	1,110	1,940	2,072
Sales and marketing	229	97	344	395
General and administrative	676	961	1,003	1,773
Total	$2,825	$2,646	$4,034	$5,133

The Company has capitalized an immaterial amount of stock-based compensation as a component of inventory.

As of June 30, 2010, there was approximately $35.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 2.71 years.

Stock Options—Stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock.

The following table summarizes stock option activity for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding - January 1, 2010	10,640	$5.98	7.40	$175,122
Granted	1,513	10.57
Exercised	(1,596)	1.48
Forfeited	(328)	8.39
Outstanding - June 30, 2010	10,229	$7.29	7.70	$29,633
Vested or expected to vest - June 30, 2010	9,824	$7.14	7.64	$29,456
Options exercisable - June 30, 2010	5,038	$4.75	6.63	$24,662

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

The Black-Scholes model assumptions for the periods set forth below are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Risk-free interest rate	2.7 - 3.2%	2.8 - 3.3%	2.7 - 3.2%	2.8 - 3.3%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	73%	74%	73%	74%
Expected dividends	0%	0%	0%	0%

The weighted average grant date fair value of options granted during the three months ended June 30, 2009 and 2010 and during the six months ended June 30, 2009 and 2010 was $6.37, $6.94,  $9.48, and $7.14, respectively. The intrinsic value of options exercised during the three months ended June 30, 2009 and 2010 and during the six months ended June 30, 2009 and 2010 was $0.1 million, $5.6 million, $4.7 million, and $22.8 million, respectively.

The Company received $13,000 and $1.8 million in cash from option exercises during the three months ended June 30, 2009 and 2010, respectively and $24,000 and $2.3 million in cash from option exercises during the six months ended June 30, 2009 and 2010, respectively.

Restricted Stock Units—During the three months ended June 30, 2010, the Company granted restricted stock unit awards to certain executives.  The restricted stock unit awards generally vest over a four-year period and upon vesting the Company issues shares of common stock.  The following table summarizes the Company’s restricted stock unit award activity for the six months ended June 30, 2010:

	Shares	Weighted Average Fair Value
	(In thousands)
Non-vested - January 1, 2010	—	$—
Granted	198	10.11
Vested	—	—
Forfeited	—	—
Non-vested - June 30, 2010	198	$10.11

The fair value of restricted stock unit awards is determined based on the closing price of the Company’s common stock on the Nasdaq Global Market on the grant date.

11.  Subsequent Events

In July 2010, the Company entered into a Lease Agreement (the “Lease”) for approximately 67,000 square feet of office, research and development, assembly, fabrication and warehouse space in Westborough, Massachusetts.  The lease term is from July 2010 through January 2021, and provides for the option to extend for one additional term of five years and the option for the Company to terminate the Lease in February 2016.  The total cash obligation for the base rent over the initial term of the Lease is approximately $4.4 million.  In addition to the base rent, the Company is also responsible for its share of operating expenses and taxes, including, but not limited to, insurance, real estate taxes, and common area maintenance costs.  In connection with the Lease, the Company provided a security deposit of approximately $156,000 to the landlord in the form of an irrevocable, unconditional, negotiable letter of credit.  The landlord has agreed to provide the Company with allowances totaling approximately $0.6 million for certain upgrades and repairs to be made by the Company.

The Company has evaluated the period from June 30, 2010, the date of the financial statements, to the date of the issuance and filing, and has determined that no material subsequent events have occurred, other than the event described above, that would affect the information presented in these financial statements or require additional disclosure.

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

Overview

We design, develop, manufacture and sell advanced, rechargeable lithium-ion batteries and battery systems. Our target markets are the transportation, electric grid services and commercial markets.

We market and sell our products primarily through a direct sales force. In the transportation market, we are focusing sales of our batteries and battery systems to automotive and heavy duty vehicle manufacturers either directly or through tier 1 suppliers. We work with automotive and heavy duty vehicle manufacturers directly to educate and inform them about the benefits of our technology for use in hybrid electric vehicles, or HEVs, plug-in hybrid electric vehicles, or PHEVs and electric vehicles, or EVs, and are engaged in design and development efforts with several automotive and heavy duty vehicle manufacturers and tier 1 suppliers. At the same time, we work with tier 1 suppliers who are developing integrated solutions using our batteries. In the electric grid services market, our agreements were initiated directly by our sales force. In the commercial market, our sales are made both directly and indirectly through distributors with key accounts managed by our sales personnel. We have entered into an exclusive agreement to license certain of our technology in the field of commercial electronic devices (excluding power tools and certain other consumer products) and expect to receive royalty fees on net sales of licensed products that include our technology. We expect to continue to expand our sales presence in Europe and Asia as our business in those regions continues to grow. We expect international markets to provide increased opportunities for our products.

Our sales cycles vary by product and market segment. Most of our batteries and battery systems typically undergo a lengthy development and qualification period prior to commercial production. We expect that the total time from customer introduction to commercial production will range up to five years depending on the specific product and market served. Our long and unpredictable sales cycles and the potential large size of battery supply and development contracts cause our period-to-period financial results to be susceptible to significant variability. Since most of our operating and capital expenses are incurred up-front based on the anticipated timing of estimated design wins and customer orders, the loss or delay of any such orders could have a material adverse effect on our results of operations for any particular period. The variability in our period-to-period results will also be driven by likely period-to-period variations in product mix and by the seasonality experienced by some of the end markets into which we sell our products.  In the electric grid market, revenue recognition will be volatile due to the timing of deployment, delivery, and system testing.  As such, the timing of these events will significantly affect the comparison of period-to-period revenues.

We have been expanding our manufacturing capacity since inception, including the current expansion of our Livonia and Romulus, Michigan facilities, and we intend to further expand our manufacturing capacity by constructing more manufacturing lines primarily in Michigan.  We are currently in transition as we are expanding capacity in anticipation of increased demand for our prismatic cells as we expect transportation product revenues to increase in future periods.  We intend to further accelerate the expansion of our manufacturing capacity subject to actual and anticipated future demand for our products and the receipt of stimulus funds from the U.S. and state governments.  In the first quarter of 2010, we began making investments against plans to further expand the final assembly capacity of our Michigan facilities.  Based on new design wins and our demand estimates, we have approved plans to increase our capacity in Michigan, resulting in a worldwide capacity of over 760MWh.  We believe that increases in production capacity have had, and will continue to have, a significant effect on our financial condition and results of operations. We have made and continue to make significant up-front investments in our manufacturing capacity, which negatively impact earnings and cash balances, but we expect these investments will increase our revenue in the long term.

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

In December 2009, we executed an agreement with the DOE regarding the terms and conditions of the $249.1 million grant awarded under the DOE’s Battery Initiative to fund the construction of new lithium-ion battery manufacturing facilities in Michigan. Under the DOE Battery Initiative, we are required to spend up to one dollar of our funds for every incentive dollar received. We are also negotiating a loan under the Advanced Technology Vehicles Manufacturing Loan Program, or the ATVM Program, to support this manufacturing expansion. Based on the amount of our grant award under the DOE Battery Initiative and the guidelines associated with the ATVM Program, we believe we will be permitted to borrow up to $233 million under the ATVM Program. We expect we will be required to spend one dollar of our own funds for every four dollars we borrow under the ATVM Program. The timing and the amount of any loan we may receive under the ATVM Program are currently not known by us, and, once disclosed to us, are subject to change and negotiation with the federal government.

In October 2009, we entered into a High-Tech Credit agreement with the Michigan Economic Growth Authority, or MEGA, pursuant to which we are eligible for a 15-year tax credit, beginning with the 2011 fiscal year. This credit has an estimated value of up to $25.3 million, depending on the number of jobs we create in Michigan. In November 2009, we entered into a Cell Manufacturing Credit agreement with MEGA pursuant to which we are eligible for a credit equal to 50% of our capital investment expenses commencing January 2009, up to a maximum of $100 million over a four-year period related to the construction of our integrated battery cell manufacturing plant. The credit shall not exceed $25 million per year beginning with the tax year of 2012. We are required to create 300 jobs no later than December 31, 2016 in order to receive the refundable tax credit. The tax credit is subject to a repayment provision in the event we relocate 51% or more of the 300 jobs outside of the State of Michigan within three years after the last year we received the tax credit. Through June 30, 2010 we have incurred expenses of $60.4 million related to the construction of our facilities, and we are expecting to receive approximately $30.2 million in refundable tax credits related to these expenses.  We will record the receivable when it is probable that we will comply with the conditions of the grant and the receipt of the grant.  At that time, we would reduce the basis in the assets acquired under the grant by $26.7 million and record $3.5 million as reimbursement for expenses previously incurred.

Financial Operations Overview

Revenue

We derive revenue from product sales and providing services.

Product Revenue.  Product revenue is derived from the sale of our batteries and battery systems. For the six months ended June 30, 2009 and 2010, product revenue represented 85% and 75% of our total revenue, respectively.

A significant portion of our revenue is generated from a limited number of customers. Our two largest customers (BAE Systems and AES Energy Storage, LLC) accounted for approximately 37% and 43% of our total revenue during the six months ended June 30, 2009 and 2010, respectively, and we expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future. As we increase our focus on the transportation and electric grid markets, BAE Systems and AES Energy Storage will continue to represent a significant portion of our 2010 revenue, and the loss of BAE Systems or AES Energy as a customer could have a material adverse effect on our short-term revenue. Black & Decker has historically represented a significant portion of our revenue; however, we expect revenue from Black & Decker to continue to decline in future periods as we increase our focus on the transportation and electric grid markets and Black & Decker engages additional suppliers for its battery requirements. We expect the transportation market to be the largest portion of our revenue in the near and long term.

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

Factors that May Affect Comparability

Public Company Expenses. In September 2009, we completed an initial public offering of shares of our common stock.  As a result, we are subject to laws, regulations, and requirements that we were not required to comply with as a private company, including the Sarbanes-Oxley Act of 2002, other SEC regulations and the requirements of the NASDAQ Global Market.  Compliance with these requirements requires us to increase our general and administrative expenses in order to pay consultants, legal counsel and independent registered public accountants to assist us in, among other things, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws.  In addition, as a public company, it is more expensive for us to obtain and maintain directors’ and officers’ liability insurance.

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

Operating Expenses

Operating expenses consist of research, development and engineering, sales and marketing, general and administrative and production start-up expenses. Personnel-related expenses comprise the most significant component of these expenses. We expect to hire a significant number of new employees in order to support our anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

Research, Development and Engineering Expenses.  Research, development and engineering expenses consist primarily of expenses for personnel engaged in the development of new products and the enhancement of existing products, as well as lab materials, quality assurance activities and facilities costs and other related overhead.  These expenses also include pre-production costs related to long-term supply agreements unless reimbursement from the customer is contractually guaranteed.  Pre-production costs consist of engineering, design and development costs for products sold under long-term supply arrangements.  We expense all of our research, development and engineering costs as they are incurred. In the near term, we expect research, development and engineering expenses to increase in large part due to personnel-related expenses as we seek to hire additional employees, as well as contract-related expenses as we continue to invest in the development of our products.  Research, development and engineering expense is reported net of any funding received under contracts with governmental agencies and commercial customers that are considered to be cost sharing arrangements with no contractually committed deliverable. Accordingly, we expect that our research, development and engineering expenses will continue to increase in absolute dollars but decrease as a percentage of revenue in the long term.

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

Provision for Income Taxes.  Through June 30, 2010, we incurred net losses since inception and have not recorded provisions for U.S. federal income taxes since the tax benefits of our net losses have been offset by valuation allowances.

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

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary, however, should be considered along with the factors identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, and elsewhere in this report.

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

•                Our revenues are expected to continue to come from a relatively small number of customers for the foreseeable future. The loss of one of our two most significant customers or several of our smaller customers, could materially harm our business.

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

•        Impairment of long-lived assets;

•        Government grants;

•        Stock-based compensation;

•        Income taxes;

•        Investments in non-public companies.

We updated our critical accounting policies during the three months ended June 30, 2010 as follows:

Grants to Non-Employees.  Accounting for grants to non-employees is no longer considered a critical accounting policy as non-employee stock-based compensation expense does not currently have a material impact on our condensed consolidated financial statements.

Investments in Non-Public Companies.   Our investments held in non-public companies expose us to equity price risk. As of June 30, 2010, non-publicly traded investments of $20.5 million are accounted for using the cost method.  Strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses, which could be material. We generally do not attempt to reduce or eliminate our market exposure in cost or equity method investments. We regularly monitor these non-publicly traded investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. There can be no assurance that cost or equity method investments will not face risks of loss.

During the three and six months ended June 30, 2010, there were no other significant changes in our critical accounting policies or estimates. See our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010, for additional information about our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Revenue:
Product	$16,517	$15,558	$36,638	$35,332
Services	3,185	7,050	6,284	11,744

Total revenue	19,702	22,608	42,922	47,076

Cost of revenue:
Product	19,616	18,977	39,186	41,331
Services	2,661	6,580	4,505	10,735

Total cost of revenue	22,277	25,557	43,691	52,066

Gross loss	(2,575)	(2,949)	(769)	(4,990)

Operating expenses:
Research, development and engineering	11,587	13,832	22,814	27,948
Sales and marketing	2,245	3,366	4,227	6,166
General and administrative	5,990	8,804	12,273	17,044
Production start-up	179	3,606	179	5,417

Total operating expenses	20,001	29,608	39,493	56,575

Operating loss	(22,576)	(32,557)	(40,262)	(61,565)

Other income (expense):
Interest expense, net	(292)	(372)	(510)	(590)
Gain (loss) on foreign exchange	673	(1,226)	(115)	(981)
Unrealized loss on preferred stock warrant liability	(22)	—	(70)	—

Other income (expense), net	359	(1,598)	(695)	(1,571)

Loss from operations, before tax	(22,217)	(34,155)	(40,957)	(63,136)

Provision for income taxes	123	132	267	253

Net loss	(22,340)	(34,287)	(41,224)	(63,389)
Less: Net loss attributable to the noncontrolling interest	427	69	574	146

Net loss attributable to A123 Systems, Inc.	(21,913)	(34,218)	(40,650)	(63,243)

Accretion to preferred stock	(17)	—	(28)	—

Net loss attributable A123 Systems, Inc. common stockholders	$(21,930)	$(34,218)	$(40,678)	$(63,243)

Other Operating Data:
Shipments (in watt hours, or Wh) (in thousands)	17,028	14,563	27,663	30,815

Three Months Ended June 30, 2009 and 2010

Revenue

	Three Months Ended June 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Revenue

Product
Transportation	$12,594	$10,457	$(2,137)	-17.0%
Commercial	3,923	5,085	1,162	29.6%
Electric grid	—	16	16	100.0%

Total product	16,517	15,558	(959)	-5.8%
Services	3,185	7,050	3,865	121.4%

Total revenue	$19,702	$22,608	$2,906	14.7%

Product Revenue. The decrease in sales to customers in the transportation industry of $2.1 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to a decrease in sales to BAE Systems of $2.4 million and a decrease in sales to Mercedes-Benz HighPerformanceEngines of $2.2 million due to the cancellation of the Mercedes-Benz program in 2009.  These decreases were partially offset by an increase of $2.5 million, primarily due to sales to new transportation customers.  Sales to customers in the commercial industry increased by $1.2 million.  In the commercial industry sales to Black & Decker and its affiliates decreased by $0.4 million and sales generated by our Enerland subsidiary decreased by $0.4 million.  Sales to other customers in the commercial industry increased by $2.0 million.

Services Revenue. The increase in services revenue was related to the increase in revenue from government agency research contracts, which was primarily due to a new project award granted.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended June 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Cost of revenue

Product	$19,616	$18,977	$(639)	-3.3%
Services	2,661	6,580	3,919	147.3%

Total cost of revenue	$22,277	$25,557	$3,280	14.7%

Gross profit (loss)

Product	$(3,099)	$(3,419)	$(320)	10.3%
Services	524	470	(54)	-10.3%

Total gross profit (loss)	$(2,575)	$(2,949)	$(374)	14.5%

Cost of Product Revenue. The decrease in cost of product revenue was primarily due to a decrease in product revenues.  In addition, due to low factory utilization, unabsorbed manufacturing expenses were $6.7 million for the three months ended June 30, 2009, compared to $4.8 million for the three months ended June 30, 2010, due to improved utilization of our coating and powder plants in support of the qualification of our prismatic cell production lines.

Cost of Services Revenues. The increase in costs of services revenue resulted from the increase in services revenues.

Product Gross Profit (Loss). We experienced a product gross loss during the three months ended June 30, 2010, primarily due to low factory utilization. Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity and the timing of the production of new product designs. For example, unabsorbed manufacturing expenses were $4.8 million during the three months ended June 30, 2010. As a result, our gross profit or loss will vary significantly from period-to period going forward.  In addition, gross profit decreased due to an unfavorable change in the mix of products sold in the three months ended June 30, 2010, as the three months ended June 30, 2009 included the sale of higher margin products in comparison to the three months ended June 30, 2010.

Services Gross Profit. Services gross profit decreased due to the increase in the cost of services and the timing of project milestones.   In addition, our services gross margin decreased due to the mix of government and commercial contracts in the three months ended June 30, 2010, as the three months ended June 30, 2009 included a greater percentage of higher margin contracts.

Operating Expenses

	Three Months Ended June 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Operating expenses

Research, development and engineering	$11,587	$13,832	$2,245	19.4%
Sales and marketing	2,245	3,366	1,121	49.9%
General and administrative	5,990	8,804	2,814	47.0%
Production start-up	179	3,606	3,427	1914.5%

Total operating expenses	$20,001	$29,608	$9,607	48.0%

Research, Development and Engineering Expenses. A portion of research, development and engineering expenses was offset primarily by cost-sharing funding. Our research, development and engineering expenditures are summarized as follows:

	Three Months Ended June 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenditures

Aggregated research, development and engineering expenditures	$12,431	$15,257	$2,826	22.7%
Research, development and engineering reimbursements	844	1,425	581	68.8%

Research, development and engineering expenses	$11,587	$13,832	$2,245	19.4%

The increase in research, development and engineering expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily attributable to an increase of $2.6 million in personnel-related expenses associated with an increase in research, development and engineering personnel who primarily focus on manufacturing process improvement, material science chemistry and battery and battery systems technology.  This increase was partially offset by a decrease in general product development and other research, development and engineering expenses of $0.4 million.  Research, development and engineering expense was 59% of revenue for the three months ended June 30, 2009, compared to 61% for the three months ended  June 30, 2010.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily attributable to an increase of $0.6 million in personnel-related expenses associated with an increase in sales and marketing headcount, in addition to an increase in marketing expenses related to trade shows, public relations, advertising, and other sales and marketing related expenses of $0.5 million.  Sales and marketing expense was 11% of revenue for the three months ended June 30, 2009, compared to 15% for the three months ended June 30, 2010.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to an increase in personnel-related expenses of $1.7 million, associated with an increase in general and administrative headcount, and an increase in other general and administrative expenses of $1.1 million.  General and administrative expense was 30% of revenue for the three months ended June 30, 2009, compared to 39% for the three months ended June 30, 2010.

Production Start-up Expenses.  The increase in production start-up expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to increased costs incurred related to our manufacturing expansion at our Livonia and Romulus, Michigan facilities.  In addition, during the three months ended June 30, 2010, we incurred $1.6 million of production start-up expenses related to materials, labor and overhead costs incurred in the qualification of the prismatic cell production line.  Production start-up expenses were offset by approximately $1.2 million of government grant funding during the three months ended June 30, 2010.  There was no offset to production start-up expenses during the three months ended June 30, 2009.  Production start-up expense was 1% of revenue for the three months ended June 30, 2009, compared to 16% of revenue for the three months ended June 30, 2010.

Other Income (Expense), Net

	Three Months Ended June 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net

Interest expense, net	$(292)	$(372)	$(80)	27.4%
Gain (loss) on foreign exchange	673	(1,226)	(1,899)	282.2%
Unrealized loss on preferred stock warrant liability	(22)	—	22	-100.0%

Total other income (expense), net	$359	$(1,598)	$(1,957)	-545.1%

The change in interest, net for the three months ended June 30, 2010 was due to an increase in interest expense due on the total debt outstanding. The decrease in net foreign exchange gains for the three months ended June 30, 2010 is due to the effect of currency exchange rate changes, in particular changes in the U.S. Dollar - Korean Won exchange rate, on transactions that are non U.S. dollar denominated and charged or credited to earnings. The decrease in unrealized loss on preferred stock warrant liability was due to the conversion of the preferred stock warrants to common stock warrants in connection with our IPO.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2009 and 2010 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Six Months Ended June 30, 2009 and 2010

Revenue

	Six Months Ended June 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Revenue

Product
Transportation	$25,673	$20,707	$(4,966)	-19.3%
Commercial	10,965	9,369	(1,596)	-14.6%
Electric grid	—	5,256	5,256	100.0%

Total Product	36,638	35,332	(1,306)	-3.6%
Services	6,284	11,744	5,460	86.9%

Total revenue	$42,922	$47,076	$4,154	9.7%

Product Revenue. The decrease in sales to customers in the transportation industry of $5.0 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to a decrease of sales to Mercedes-Benz HighPerformanceEngines of $6.9 million due to the cancellation of the Mercedes-Benz program in 2009.  This decrease was partially offset by an increase of $1.9 million, primarily due to sales to new transportation customers.   The decrease in sales to customers in the commercial industry of $1.6 million is due to a decrease of sales to Black & Decker and its affiliates of $4.9 million and a decrease in sales generated by our Enerland subsidiary of $0.7 million, which was attributable to the decline in demand for our radio controlled products.  Sales to other commercial customers increased by $4.0 million.

Services Revenue. The increase in services revenue was related to the increase in revenue from government agency research contracts, which was primarily due to a new project award granted.

Cost of Revenue and Gross Profit (Loss)

	Six Months Ended June 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Cost of revenue

Product	$39,186	$41,331	$2,145	5.5%
Services	4,505	10,735	6,230	138.3%

Total cost of revenue	$43,691	$52,066	$8,375	19.2%

Gross profit (loss)

Product	$(2,548)	$(5,999)	$(3,451)	135.4%
Services	1,779	1,009	(770)	-43.3%

Total gross loss	$(769)	$(4,990)	$(4,221)	548.9%

Cost of Product Revenue. The increase in cost of product revenue was primarily due to an unfavorable change in the mix of products sold in the six months ended June 30, 2010. In addition, due to low factory utilization, unabsorbed manufacturing expenses were $11.5 million for the six months ended June 30, 2010, compared to $9.7 million for the six months ended June 30, 2010, due to improved utilization of our coating and powder plants in support of the qualification of our prismatic cell production lines.

Cost of Services Revenues. The increase in costs of services revenue resulted from the increase in services revenues.

Product Gross Profit (Loss). We experienced a product gross loss during the six months ended June 30, 2010, primarily due to low factory utilization. Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity and the timing of the production of new product designs. For example, unabsorbed manufacturing expenses were $9.7 million during the six months ended June 30, 2010. As a result, our gross profit or loss will vary significantly from period-to period going forward.  In addition, gross profit decreased due to an unfavorable change in the mix of products sold in the six months ended June 30, 2010, as the six months ended June 30, 2009 included the sale of higher margin products in comparison to the six months ended June 30, 2010.

Services Gross Profit. Services gross profit decreased due to the increase in the cost of services and the timing of project milestones.  In addition, our services gross margin decreased due to the mix of government and commercial contracts in the six months ended June 30, 2010, as the six months ended June 30, 2009 included a greater percentage of higher margin contracts.

Operating Expenses

	Six Months Ended June 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Operating expenses

Research, development and engineering	$22,814	$27,948	$5,134	22.5%
Sales and marketing	4,227	6,166	1,939	45.9%
General and administrative	12,273	17,044	4,771	38.9%
Production start-up	179	5,417	5,238	2926.3%

Total operating expenses	$39,493	$56,575	$17,082	43.3%

Research, Development and Engineering Expenses. A portion of research, development and engineering expenses was offset primarily by cost-sharing funding. Our research, development and engineering expenditures are summarized as follows:

	Six Months Ended June 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Research, development expenditures

Aggregated research, development and engineering expenditures	$24,441	$29,923	$5,482	22.4%
Research, development and engineering reimbursements	1,627	1,975	348	21.4%

Research, development and engineering expenses	$22,814	$27,948	$5,134	22.5%

The increase in research, development and engineering expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily attributable to an increase of $3.7 million in personnel-related expenses associated with an increase in research, development and engineering personnel who primarily focus on manufacturing process improvement, material science chemistry and battery and battery systems technology, in addition to an increase in general product development and other research, development and engineering expenses of $1.4 million. Research, development and engineering expense as a percentage of revenue was 53% in the six months ended June 30, 2009, compared to 59% in the six months ended June 30, 2010.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily attributable to an increase of $0.9 million in personnel-related expenses associated with an increase in sales and marketing personnel, in addition to an increase in marketing expenses related to trade shows, public relations, advertising, and other sales and marketing related expenses of $1.0 million.  Sales and marketing expense was 10% of revenue for the six months ended June 30, 2009, compared to 13% for the six months ended June 30, 2010.

General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to an increase in personnel-related expenses of $3.1 million associated with an increase in general and administrative personnel, and an increase in other general and administrative expenses of $1.7 million.  General and administrative expense was 29% of revenue for the six months ended June 30, 2009, compared to 36% for the six months ended June 30, 2010.

Production Start-up Expenses.  The increase in production start-up expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to increased costs incurred related to our manufacturing expansion at our Livonia and Romulus, Michigan facilities.  In addition, during the six months ended June 30, 2010, we incurred $1.6 million of production start-up expenses related to materials, labor and overhead costs incurred in the qualification of the prismatic cell production line.  The production start-up expenses were offset by approximately $1.5 million of government grant funding during the six months ended June 30, 2010.  There was no offset to production start-up expenses during the six months ended June 30, 2009.  Production start-up expense was 0% of revenue for the six months ended June 30, 2009, compared to 12% of revenue for the six months ended June 30, 2010.

Other Income (Expense), Net

	Six Months Ended June 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net

Interest expense, net	$(510)	$(590)	(80)	15.7%
Loss on foreign exchange	(115)	(981)	(866)	753.0%
Unrealized loss on preferred stock warrant liability	(70)	—	70	-100.0%

Total other income (expense), net	$(695)	$(1,571)	$(876)	126.0%

The change in interest, net for the six months ended June 30, 2010 was due to an increase in interest expense due on the total debt outstanding. The increase in net foreign exchange losses for the six months ended June 30, 2010 is due to the effect of currency exchange rate changes, in particular changes in the U.S. Dollar - Korean Won exchange rate, on transactions that are non U.S. dollar denominated and charged or credited to earnings. The decrease in unrealized loss on preferred stock warrant liability was due to the conversion of the preferred stock warrants to common stock warrants in connection with our IPO.

Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2009 and 2010 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2009	2010

Net cash used in operating activities	$(42,774)	$(55,723)
Net cash used in investing activities	(19,452)	(47,610)
Net cash provided by (used in) financing activities	106,517	(724)
Effect of foreign exchange rates on cash and cash equivalents	76	261

Net increase (decrease) in cash and cash equivalents	$44,367	$(103,796)

As of June 30, 2010, we had cash and cash equivalents of $353.3 million and accounts receivable of $18.3 million.  During the six months ended June 30, 2010, we received proceeds from government grants of $29.6 million.  In 2010 and beyond, we expect to use a significant portion of our cash for capital expenditures to increase manufacturing capacity in anticipation of increased demand for our products, including the current expansion of our manufacturing facilities in Michigan.

Cash Flows From Operating Activities

Operating activities used $55.7 million of net cash during the six months ended June 30, 2010. We incurred a net loss of $63.4 million in the six months ended June 30, 2010, which included non-cash share-based compensation expense of $5.1 million and depreciation and amortization of $7.8 million. Changes in asset and liability accounts used $7.1 million of net cash during the six months ended June 30, 2010.

Operating activities used $42.8 million of net cash during the six months ended June 30, 2009. We incurred a net loss of $41.2 million in the six months ended June 30, 2009, which included non-cash share-based compensation expense of $4.0 million and depreciation and amortization of $6.3 million. Changes in asset and liability accounts used $12.0 million of net cash during the six months ended June 30, 2009.

We anticipate negative cash flow from operations in the near future as we continue to support the anticipated growth of our business.

Cash Flows From Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Cash used in investing activities totaled $47.6 million during the six months ended June 30, 2010 and consisted of capital expenditures of $61.0 million primarily related to the purchase of manufacturing equipment, expenditures of $13.0 million related to the purchase of a long-term investment, a decrease in restricted cash of $0.1 million and receipt of government grant proceeds of $26.3 million.

Cash used in investing activities totaled $19.5 million during the six months ended June 30, 2009 and consisted of capital expenditures of $17.2 million primarily related to the purchase of manufacturing equipment and an increase in restricted cash of $2.2 million.

We anticipate higher capital expenditure levels in future periods as we continue to fund the expansion of our facilities to support the anticipated growth of our business.  As of June 30, 2010, we have contractual obligations, which include agreements or purchase orders to purchase goods, related to capital expenditure purchases of $109.4 million.  Additionally, in future periods, we anticipate investing cash in joint ventures and other equity investments in order to establish strategic relationships.

Cash Flows From Financing Activities

Cash used in financing activities totaled $0.7 million during the six months ended June 30, 2010 and included proceeds from government grants of $1.3 million and proceeds from exercise of stock options of $2.3 million. These proceeds were partially offset by repayments on long-term debt of $4.0 million, and repayments on capital lease obligations of $0.3 million. In future periods, we expect financing activities such as proceeds from grants, equity offerings and debt issuances to be a significant source of cash.

Cash flows from financing activities totaled $106.5 million during the six months ended June 30, 2009 and included proceeds of $99.6 million from the issuance of series F convertible preferred stock, proceeds from government grants of $3.0 million and proceeds from issuance of long-term debt of $7.6 million. These proceeds were partially offset by repayments on long-term debt of $2.6 million and $0.8 million of deferred offering costs.

Off-Balance Sheet Arrangements

In June 2010, we entered into a supply agreement under which we committed to minimum purchase volumes for each of the years ending December 31, 2010 through December 31, 2013 for a raw material component.  If our purchase volumes during any year fail to meet the minimum purchase commitments, we are required to pay the seller a variance payment for the difference between the amount actually purchased in that calendar year and the annual minimum purchase commitment for that calendar year.  We will receive a credit for the amount of the variance payment to be applied to purchases in the following year and we will have until April 1, 2015 to reclaim any variance payment resulting from the minimum purchase commitments for calendar years 2012 or 2013.  The table shown below in the next section titled “Contractual Obligations” shows the amount of our purchase commitments payable by year inclusive of our commitment under the supply agreement described above.  For the three and six months ended June 30, 2010, we have purchased $1.7 million and $2.1 million under this supply agreement.

During the periods presented, we did not have and do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheet, other than the arrangement described above.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under long-term debt obligations, capital leases, operating leases, and purchase obligations which include agreements or purchase orders to purchase goods or services that are enforceable and legally binding.  A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2009.  During the six months ended June 30, 2010, there were no material changes outside the ordinary course of business in our contractual obligations or the estimated timing of the future cash payments, except as related to our operating lease obligations and our purchase obligations.

The following is a summary of our contractual obligations related to operating lease obligations and purchase obligations as of June 30, 2010:

		Payments Due in
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Operating lease obligations	$57,563	$5,393	$13,033	$11,455	$27,682
Purchase obligations (1)	169,461	119,511	31,450	18,500	—

	$227,024	$124,904	$44,483	$29,955	$27,682

(1) Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

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

Interest Rate Sensitivity.  We had cash and cash equivalents totaling $353.3 million as of June 30, 2010, and $457.1 million as of December 31, 2009. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by up to 100 basis points during the year ended December 31, 2009 and the six months ended June 30, 2010, our interest income would have decreased by approximately $0.2 million and $0.1 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the prime interest rate plus an additional margin, depending on the respective lending institutions. If the prime rate had increased by 100 basis points during the year ended December 31, 2009 and the six months ended June 30, 2010, our interest expense would have increased by approximately $0.2 million and $0.1 million, respectively, assuming consistent borrowing levels.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 11, 2006, Hydro-Quebec and UT commenced an action in the United States District Court for the Northern District of Texas against us, one of our customers, Black & Decker, whom we have agreed to indemnify, and one of our suppliers (which has since been dropped from the action) alleging infringement of the two patents and, in a later amended complaint, false advertising. The plaintiffs’ complaint alleges infringement of various claims of the ‘382 Patent and various claims of the ‘640 Patent and that we and Black & Decker have engaged in false advertising by making representations about the source and nature of our technology. The complaint seeks injunctive relief, including against making, using or selling any product containing the patented technology, actual damages in an unspecified amount, increased and/or treble damages, interest, costs and attorney fees.

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

On December 22, 2008, the parties jointly requested that the stay of the litigation continue pending resolution of the reexamination of the ‘640 Patent. On May 12, 2009, the PTO issued a Reexamination Certificate for the ‘640 Patent with the amended narrower claims, thus removing the last condition for staying this litigation.  As a result, while Hydro-Quebec and UT may assert the narrower claims of the reexamination certificate against any alleged infringer, including us, they are unable to continue to assert the original claims of the ‘382 Patent and the ‘640 Patent against us. On June 11, 2009, we filed a motion to reopen the lawsuit in Massachusetts pursuant to the court’s deadline to file within 30 days of the conclusion of the PTO’s reexamination. On September 28, 2009, the Massachusetts court entered an order denying that motion, which we appealed on October 27, 2009 to the United States Court of Appeals for the Federal Circuit. On July 22, 2009, Hydro-Quebec and UT sent us a proposed Second Amended Complaint in the Texas litigation that they said they intend to seek leave to file in light of the PTO’s reexaminations.  On August 27, 2009, Hydro-Quebec and UT filed a Motion for Leave to File Second Amended Complaint and Jury Demand in the United States District Court for the Northern District of Texas and we were granted several unopposed extensions to file our response.  Hydro-Quebec and UT filed for leave to file an Amended Motion for Leave to File Second Amended Complaint and Jury Demand on April 1, 2010 and we filed our opposition to this application on April 22, 2010.  The judge held a status hearing with the parties on May 14, 2010 and has entered a schedule for the case leading to a claim construction hearing in December 2010.

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

On February 3, 2010, we received notice that LG Chem, Ltd., or LG Chem, filed applications in the 50th division of Seoul District Court for preliminary injunctions against six former employees who are now employed either by our Enerland subsidiary or by us. The applications allege that these former employees violated the two-year non-competition clause in their employment contracts with LG Chem and that there is a likelihood that they are infringing LG Chem’s trade secrets by working for a competitor.  An initial court hearing was held on February 19, 2010 and a second hearing was held on March 19, 2010.  The court rendered a decision on this application on June 9, 2010, which reduced the post-termination non-competition term from two years to eighteen months and prohibited four of the six defendants from working at Enerland during the applicable balance of their respective non-compete terms, ranging from four months to eleven months.  The six defendants were also prohibited from using the alleged trade secrets that LG Chem submitted to the court.  LG Chem has not commenced any additional legal action against these former employees, us or Enerland; however, should they do so, such legal action could result in significant legal expenses and diversion of time by our technical and management personnel.

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

We have never been profitable. We experienced net losses of $80.5 million for 2008, $86.6 million for 2009 and $63.4 million for the six months ended June 30, 2010. We expect we will continue to incur net losses in 2010. We expect to incur significant future expenses as we develop and expand our business and our manufacturing capacity. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain.

To rapidly develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research, development and engineering, sales and marketing, general and administrative and production start-up expenses. In addition, our growth has required a significant investment in working capital over the last several years. We have had negative cash flow before financing activities of $76.0 million for 2008, $114.7 million for 2009 and $103.3 million for the six months ended June 30, 2010. We anticipate that we will continue to have negative cash flow for the foreseeable future as we continue to make significant future capital expenditures to expand our manufacturing capacity and incur increased research, development and engineering, sales and marketing, general and administrative and production start-up expenses. Our business will also require significant amounts of working capital to support our growth. Therefore, we may need to raise additional capital from investors to achieve our expected growth, and we may not achieve sufficient revenue growth to generate positive future cash flow. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

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

Much of our business depends on and is directly affected by the general economic state of the United States and global automobile industry. The effect of the continued economic difficulties of the major automobile manufacturers on our business is unclear. Two major auto manufacturers have gone through bankruptcy, and one of our existing customers has entered into a debt restructuring process, and it is possible that more of these companies may encounter financial difficulties. The impact of any such financial difficulties on the automobile industry and its suppliers is unclear and difficult to predict. Possible effects could include reduced spending on alternative energy systems for automobiles, a delay in the introduction of new, or the cancellation of new and existing, hybrid and electric vehicles and programs, and a delay in the conversion of existing batteries to lithium-ion batteries, each of which would have a material adverse effect on our business.

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

We increased our number of full-time employees from 227 at January 1, 2007 to 1,784 at June 30, 2010, and our revenue increased from $41.3 million in 2007 to $91.0 million in 2009. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial, information technology and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Expanding a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our operating results in any particular quarter.

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

We utilize standard manufacturing equipment that we modify and customize in order to meet our production needs. While this equipment may be available from various suppliers, its procurement requires long lead times. Therefore, we may experience delays, additional or unexpected costs and other adverse events in connection with our capacity expansion projects, including those associated with potential delays in the procurement and customization of manufacturing equipment and various components required for our products.

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

We have applied for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of electric vehicles and advanced battery technologies. Much of our planned domestic manufacturing capacity expansion depends on receipt of these funds and other incentives, and the failure to obtain these funds or other incentives could materially and adversely affect our ability to expand our manufacturing capacity and meet planned production levels. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability and continued availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives is and will be highly competitive. While we have received a grant under the DOE Battery Initiative and have received some state incentives, we cannot assure you that we will be successful in obtaining additional grants, loans and other incentives. Moreover, we may not be able to satisfy or continue to satisfy the requirements and milestones imposed by the granting authority as conditions to receipt of the funds or other incentives, the timing of the receipt of the funds may not meet our needs and we nevertheless may be unable to successfully execute on our business plan. Moreover, not all of the terms and conditions associated with these incentive funds have been disclosed to us, and once disclosed, there may be terms and conditions with which we are unable to comply or which are commercially unacceptable to us. In addition, the DOE Battery initiative grant and any other federal government programs which may make additional awards to us will require us to spend a portion of our own funds for every incentive dollar we receive or are permitted to borrow from the government and will impose time limits during which we must use the funds awarded to us. If we are unable to raise sufficient additional capital so that we are able to receive all of the amounts which have and may be awarded to us in a timely manner, our ability to expand our manufacturing capacity could be materially adversely affected. In addition, less than expected actual and anticipated future demand for our products may cause us to slow the pace of the expansion of our manufacturing capacity such that we are not able to use the government incentive funds awarded or made available to us in the time periods required by the granting authorities.

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

We rely on a limited number of customers for a significant portion of our revenue, and the loss of one of our two most significant customers, or several of our smaller customers, could materially harm our business.

A significant portion of our revenue is generated from a limited number of customers. During each of the years ended December 31, 2008 and 2009 and the six months ended June 30, 2010, Black & Decker, together with its affiliates, represented 44%, 14% and 7% of our revenue, respectively. We expect revenue from Black & Decker will continue to decline in 2010 and therefore represent a smaller percentage of our revenue in future periods. For the year ended December 31, 2009 and the six months ended June 30, 2010, revenue from BAE Systems represented 35% and 32% of our revenue, respectively. For the year ended December 31, 2009 and the six months ended June 30, 2010, revenue from AES Energy accounted for 9% and 11% of our revenue, respectively. Although the composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. In addition, our contracts with our customers generally do not include long-term commitments or minimum volumes that ensure future sales of our products. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or for other reasons outside of our control. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our profitability from period-to-period may also vary significantly due to the mix of products that we sell in different periods. While we have sold most of our products to date into the commercial market, as we expand our business we expect to sell new battery and battery system products into other markets and for other applications. These products are likely to have different cost profiles and will be sold into markets governed by different business dynamics. Consequently, sales of individual products may not necessarily be consistent across periods, which could affect product mix and cause gross and operating profits to vary significantly.

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

Competition in the battery industry is intense. The industry consists of major domestic and international companies, most of which have existing relationships in the markets into which we sell as well as financial, technical, marketing, sales, manufacturing, scaling capacity, distribution and other resources and name recognition substantially greater than ours. These companies may develop batteries or other technologies that perform as well as or better than our batteries. We believe that our primary competitors are existing suppliers of cylindrical lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-starting/lighting/ignition lead-acid batteries. A number of our competitors have existing and evolving relationships with our target customers. For example, Bosch and Samsung formed SB LiMotive to focus on the development, production and marketing of lithium-ion battery systems for application in hybrid and other electric vehicles, and Dow Chemical has entered into a joint venture with Kokam America and others, pending receipt of government incentive funding, to build a facility in Michigan for the manufacture of lithium polymer batteries for use in HEVs and EVs. In addition, NEC and Nissan entered into a joint venture to develop lithium-ion batteries in prismatic form, Sanyo and Volkswagen agreed to develop lithium-ion batteries for HEVs, Sanyo already provides nickel metal hydride batteries for Ford and Honda, and Toyota and Panasonic are engaged in a joint venture to make batteries for HEVs and EVs. In addition, we expect new competitors will enter the markets for our products in the future. Potential customers may choose to do business with our more established competitors, because of their perception that our competitors are more stable, are more likely to complete various projects, can scale operations more quickly, have greater manufacturing capacity, are more likely to continue as a going concern and lend greater credibility to any joint venture. If we are unable to compete successfully against manufacturers of other batteries or technologies in any of our targeted applications, our business could suffer, and we could lose or be unable to gain market share.

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

Our success in the transportation market depends, in part, on our ability to design, develop and commercially manufacture lithium-ion batteries in prismatic form for use in HEVs, PHEVs and EVs currently being developed and that may be developed in the future. The design and development of a lithium-ion battery in prismatic form for use in the automotive industry is complex, expensive, time-consuming and subject to rigorous quality and performance requirements. If we are unable to design, develop and commercially manufacture lithium-ion batteries in prismatic form in a timely fashion and that are accepted for use in the automotive industry, our business and operating results may be adversely affected.

We entered into a strategic investment agreement with an early stage entity with which we have a commercial relationship.

In January 2010, we entered into an agreement with Fisker Automotive, Inc., or Fisker, a privately-held company, to invest $13.0 million in cash and shares of our common stock, which when transferred to Fisker had a value of approximately $7.5 million.   In exchange, we received shares of convertible preferred stock in Fisker which are not liquid, and we do not expect that they will be liquid for some time. Our investment in Fisker exposes us to equity price risk; if Fisker does not execute on its strategic plan, our investment may not be recovered. In addition, this would have an adverse impact on our future product revenues from Fisker. This investment is subject to risk of changes in fair value, which could result in a material realized impairment loss.

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

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to implement new processes and modify our existing processes and take significant time to complete. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers. For a more detailed discussion of our material weaknesses, see Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 15, 2010.

If our warranty expense estimates differ materially from our actual claims, or if we are unable to estimate future warranty expense for new products, our business and financial results could be harmed.

Our warranty for our products ranges from one to five years from the date of sale, depending on the type of product and its application. We expect that in the future some of our warranties will extend beyond five years. In the commercial market, we typically provide a warranty against certain potential manufacturing defects, which may cause high rates of self-discharge, inaccurate voltage, and other product irregularities. In the electric grid services and transportation markets, we may also provide a warranty against a certain percentage decline in the initial power and energy density specifications of a particular product. Since we began selling our first products in the commercial market in the first quarter of 2006, in the transportation market in the first quarter of 2007 and in the electric grid services market in the third quarter of 2009, we have a limited product history on which to base our warranty estimates. Because of the limited operating history of our batteries and battery systems, our management is required to make assumptions and to apply judgment regarding a number of factors, including anticipated rate of warranty claims, the durability and reliability of our products, and service delivery costs. Our assumptions could prove to be materially different from the actual performance of our batteries and battery systems, which could cause us to incur substantial expense to repair or replace defective products in the future and may exceed expected levels against which we have reserved. If our estimates prove incorrect, we could be required to accrue additional expenses from the time we realize our estimates are incorrect and also face a significant unplanned cash burden at the time our customers make a warranty claim, which could harm our operating results.

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

Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals and to comply with applicable federal and state environmental laws and regulations.  There is no guarantee that required determinations, permits and approvals will ultimately be obtained; the failure to obtain required federal and state environmental permits could have an adverse effect on our financial results and could also delay or prevent us from obtaining matching fund reimbursement from the $249.1 million grant we were awarded under the DOE Battery Initiative, as well as funding under the DOE ATVM loan program.

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

The credit markets have experienced extreme volatility in recent years, and worldwide credit markets have remained illiquid despite injections of capital by the federal government and foreign governments. Despite the capital injections and government actions, banks and other lenders, such as equipment leasing companies, have significantly increased credit requirements and reduced the amounts available to borrowers. Companies with low credit ratings may not have access to the debt markets until the liquidity improves, if at all. If current credit market conditions do not improve, we may not be able to access debt or leasing markets to finance our plant expansion plans.

We may be unable to successfully implement or manage our planned expansion of our domestic manufacturing capability or realize the expected benefits of our planned expansion.

We expect to aggressively expand our battery manufacturing capacity in the United States to meet expected demand for our product. Much of our planned domestic expansion, such as our current expansion in Livonia and Romulus, Michigan, depends upon our receipt of sufficient federal and state incentive funding and our ability to successfully ramp our manufacturing operations, particularly in the production of prismatic batteries. We may not receive the federal and state funding necessary for our planned expansion at all or on a timely basis. In addition, such funding could be subject to conditions that are commercially unacceptable to us or for which we are unable to comply. Even if we succeed in aggressively expanding our domestic manufacturing capacity, we may not have enough demand for our products to justify the increased capacity.

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

Under our manufacturing model, we develop and establish manufacturing processes and systems for the low volume prototype production of our new products. As demand increases for a product, we transfer these processes and systems to, and replicate and scale these processes and systems in our high volume manufacturing facilities. If we are unable to effectively and quickly transfer, replicate and scale these manufacturing processes and systems, such as replicating our prismatic pilot facility in Korea to our new facilities in Livonia and Romulus, Michigan, we may be unable to meet our customers’ product quality and quantity requirements and lower our costs of goods sold and our results of operations could be adversely affected.

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

As we have scaled up our production capacity, we have experienced production problems that limited our ability to produce a sufficient number of batteries to meet the demands of certain customers. If these or other production problems recur and we are unable to resolve them in a timely fashion, our business could suffer and our reputation may be harmed.

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

In addition, we are shifting most of our battery assembly and all of our battery system manufacturing from contract manufacturing to in-house manufacturing, so our in-house experience with battery assembly and battery system manufacturing is limited.

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

In December 2009, we formed a joint venture with SAIC Motor Co. Ltd., or SAIC, a leading automaker in China. We will have a 49 percent minority interest in the joint venture, Shanghai Advanced Traction Battery Systems Co., Ltd., or ATBS, which is domiciled in Shanghai, China. Pursuant to the joint venture agreements, we will supply ATBS with battery cells and, as requested by ATBS, we have granted necessary advanced technology licenses to ATBS for the development, manufacture and service of battery systems. As of June 30, 2010, we have not yet made any capital contributions to ATBS and operations of ATBS have not yet commenced.

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

We depend on contracts with the U.S. government and its agencies or on subcontracts with the U.S. government’s prime contractors for revenue and research grants to fund or partially fund our research and development programs, and our failure to retain current or obtain additional contracts could preclude us from achieving our anticipated levels of revenue growth and profitability, increase our research, development and engineering expenses and delay or halt certain research and development programs.

Our ability to develop and market some of our products depends upon maintaining our U.S. government contract revenue and research grants obtained, which are recorded as incremental revenue and an offset to our research, development and engineering expenses, respectively. Many of our U.S. government contracts are funded incrementally, with funding decisions made on an annual basis. Approximately 3.6% of our total revenue and 18.3% of our research, development and engineering expenses during the year ended December 31, 2009 were derived from government contracts and subcontracts. Changes in government policies, priorities or programs that result in budget reductions could cause the government to cancel existing contracts or eliminate follow-on phases in the future which would severely inhibit our ability to successfully complete the development and commercialization of some of our products. In addition, there can be no assurance that, once a government contract is completed, it will lead to follow-on contracts for additional research and development, prototype build and test or production. Furthermore, there can be no assurance that our U.S. government contracts or subcontracts will not be terminated or suspended in the future. A reduction or cancellation of these contracts, or of our participation in these programs, would increase our research, development and engineering expenses, which could materially and adversely affect our results of operations and could delay or impair our ability to develop new technologies and products.

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

In addition, while we have supply and co-development agreements with customers located in different regions of the world, we do not have a globally distributed engineering support and services organization. Currently, any issue resolution related to our products, system deployment or integration is channeled back to our energy solutions group in Hopkinton, Massachusetts and Michigan, from which engineers and support personnel are deployed. As we grow our business with our existing customers and beyond the markets into which we currently sell our battery technologies, we may need to increase the size of our engineering support teams and deploy them closer to our customers. Our inability to deliver a consistent level of engineering support and overall service as we expand our operations could have a material adverse effect on our business and operating results. Moreover, despite our internal quality testing, our products may contain manufacturing or design defects or exhibit performance problems at any stage of their lifecycle. These problems could result in expensive and time-consuming design modifications and impose additional needs for engineering support and maintenance services as well as significant warranty charges.

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

Our headquarters, including sales offices and research and development centers, is located in Massachusetts. We also operate manufacturing, logistics, sales and research and development facilities in Michigan, Missouri, China, Korea, Germany and Canada. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages. In addition, a renewed outbreak of SARS, avian flu, swine flu or another widespread public health problem in China or the United States could have a negative effect on our operations.

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

In order to grow our business and sales to Chinese customers we have entered into a Chinese-foreign joint venture with a Chinese partner. A Chinese-foreign joint venture can be a complex business arrangement requiring substantial management attention to the joint venture relationship. The joint venture will also require capital contributions and due to China’s foreign exchange controls, uncertainty as to the ability to repatriate profits and principal out of China.

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

As a public company, we are incurring significant additional legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Global Market. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

A significant portion of our total outstanding shares may be sold into the public market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. On March 29, 2010, 71,111,858 shares of common stock, subject to a contractual lock-up (which began on the closing of the IPO on September 29, 2009), became freely tradable, subject to any applicable volume limitations under federal securities laws.

In addition, as of June 30, 2010, there were 10,228,950 shares subject to outstanding options and 197,829 shares subject to outstanding restricted stock units that are eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act of 1933, as amended.  Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders. Additional holders of our common stock have rights, subject to some conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity incentive plans, including 6,480,971 shares reserved for future issuance under our equity incentive plans, pursuant to a registration statement that was filed and became immediately effective on March 31, 2010. Once we issue these shares, they can be freely sold in the public market upon issuance.

Upon the closing of a private placement in connection with a strategic transaction on January 14, 2010, we issued 479,282 shares of common stock to Fisker Automotive Inc., or Fisker. The issuance of these shares resulted in dilution to stockholders who held our common stock prior to the private placement. As of June 30, 2010 all of the shares of common stock are freely tradable pursuant to a registration statement filed with the SEC that was declared effective by the SEC on March 29, 2010.

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

None

(b) Use of Proceeds from Public Offering of Common Stock

On September 29, 2009, we closed our IPO, in which 32,407,576 shares of common stock were sold at a price to the public of $13.50 per share. We sold 31,727,075 shares of our common stock in the offering and selling stockholders sold 680,501 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $437.5 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-152871), which was declared effective by the SEC on September 23, 2009, and a registration statement on Form S-1 (File No. 333-162090) filed pursuant to Rule 424(b) of the Securities Act.. The offering commenced as of September 23, 2009 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. Incorporated and Goldman, Sachs, & Co. acted as co-representatives of the underwriters. We raised approximately $391.8 million in net proceeds after deducting underwriting discounts and commissions of $30.0 million and other estimated offering costs of $6.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).  From the effective date of the registration statement through June 30, 2010, we used approximately $140.8 million of the net proceeds primarily to fund our operations and the expansion of our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in a registered money market fund.

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

A123 SYSTEMS, INC.

Date: August 11, 2010	By:	/s/ David P. Vieau
David P. Vieau
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2010	By:	/s/ Michael Rubino
Michael Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1 †	Lease Agreement, dated May 19, 2010, by and between Boston Properties Limited Partnership and the Registrant.

10.2	Form of Restricted Stock Unit Agreement under 2009 Stock Incentive Plan.

10.3 †	Supply Agreement, dated June 23, 2010, by and between ConocoPhillips Specialty Products, Inc. and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

*                                                                                                                       This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†                                                                                                                        Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.