Form 10-Q
period 2010-09-30
A123 SYSTEMS, INC.
filed 2010-11-10
CIK 1167178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, there were 104,983,616 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

A123 Systems, Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2010

EX-10.1 First Amendment to Lease dated May 19, 2010, by and between Boston Properties Limited Partnership and the Registrant, dated July 23, 2010

EX-10.2 Lease Agreement, dated July 16, 2010, by and between 155 Flanders LLC and the Registrant.

EX-10.3 Supply Agreement, dated January 13, 2010, by and between Fisker Automotive, Inc. and the Registrant

EX-10.4 Fifth Loan Modification to the Term Loan and Security Agreement, dated August 2, 2006, by and among Silicon Valley Bank, Gold Hill Venture Lending 03 L.P. and the Registrant, dated September 24, 2010

EX-31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

EX-31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

EX-32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

EX-32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

Part I. Financial Information

Item 1. Financial Statements

A123 Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	December 31,	September 30,
	2009	2010

ASSETS
Current assets:
Cash and cash equivalents	$457,122	$300,833
Restricted cash	1,742	2,220
Accounts receivable, net	17,718	28,047
Inventory	37,438	42,569
Prepaid expenses and other current assets	8,895	7,933

Total current assets	522,915	381,602

Property, plant and equipment, net	71,662	148,401
Goodwill	9,581	9,581
Intangible assets, net	1,254	633
Deposits and other assets	11,698	20,684
Restricted cash, net of current portion	980	2,153
Investments	—	22,443

Total assets	$618,090	$585,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit lines	$8,000	$8,000
Current portion of long-term debt	6,456	5,163
Current portion of capital lease obligations	411	1,165
Accounts payable	16,475	42,844
Accrued expenses	11,689	37,182
Other current liabilities	1,859	2,343
Deferred revenue	7,543	11,902
Deferred rent	58	134

Total current liabilities	52,491	108,733

Long-term debt, net of current portion	7,438	3,547
Capital lease obligations, net of current portion	193	3,249
Deferred revenue, net of current portion	26,142	25,901
Deferred rent, net of current portion	630	1,330
Other long-term liabilities	2,866	3,596

Total liabilities	89,760	146,356

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value—5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2009 and September 30, 2010	—	—
Common stock, $0.001 par value—250,000,000 shares authorized; 102,606,088 and 104,856,183 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	103	105
Additional paid-in capital	767,694	785,639
Accumulated deficit	(238,668)	(345,567)
Accumulated other comprehensive loss	(909)	(921)

Total A123 Systems, Inc. stockholders’ equity	528,220	439,256
Noncontrolling interest	110	(115)

Total stockholders’ equity	528,330	439,141

Total liabilities and stockholders’ equity	$618,090	$585,497

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Revenue:
Product	$20,008	$18,965	$56,646	$54,297
Services	3,589	7,253	9,873	18,997

Total revenue	23,597	26,218	66,519	73,294

Cost of revenue:
Product	22,570	23,755	61,756	65,086
Services	2,902	5,538	7,407	16,273

Total cost of revenue	25,472	29,293	69,163	81,359

Gross loss	(1,875)	(3,075)	(2,644)	(8,065)

Operating expenses:
Research, development and engineering	13,136	16,019	35,950	43,967
Sales and marketing	1,852	3,506	6,079	9,672
General and administrative	5,290	9,860	17,563	26,904
Production start-up	597	11,751	776	17,168

Total operating expenses	20,875	41,136	60,368	97,711

Operating loss	(22,750)	(44,211)	(63,012)	(105,776)

Other income (expense):
Interest expense, net	(313)	(199)	(823)	(789)
Gain (loss) on foreign exchange	670	713	555	(268)
Unrealized loss on preferred stock warrant liability	(445)	—	(515)	—
Other income	—	87	—	87

Other income (expense), net	(88)	601	(783)	(970)

Loss from operations, before tax	(22,838)	(43,610)	(63,795)	(106,746)

Provision for income taxes	53	125	320	378

Net loss	(22,891)	(43,735)	(64,115)	(107,124)

Less: Net loss attributable to the noncontrolling interest	93	79	667	225

Net loss attributable to A123 Systems, Inc.	$(22,798)	$(43,656)	$(63,448)	$(106,899)

Accretion to preferred stock	(17)	—	(45)	—

Net loss attributable to A123 Systems, Inc. common stockholders	$(22,815)	$(43,656)	$(63,493)	$(106,899)

Net loss per share attributable to common stockholders - basic and diluted:	$(1.78)	$(0.42)	$(6.06)	$(1.03)

Weighted average number of common shares outstanding - basic and diluted	12,823	104,743	10,469	104,135

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except per share data)

(Unaudited)

	Series B-1 Convertible Preferred Stock, $0.001 Par Value		Common Stock, $0.001 Par Value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Loss

BALANCE - January 1, 2009	1,493	$1	7,662	$8	$19,649	$(152,889)	$(197)	$(133,428)	$871
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(45)	—	—	(45)	—
Stock-based compensation	—	—	—	—	6,544	—	—	6,544	—
Exercise of stock options	—	—	70	—	71	—	—	71	—
Common stock issued in public offering, net of issuance costs	—	—	31,727	32	391,277	—	—	391,309	—
Exercise of common stock warrant	—	—	49	—	—	—	—	—	—
Conversion of redeemable common stock and convertible preferred stock to common stock and conversion of preferred stock warrant to common stock warrant	(1,493)	(1)	62,967	63	347,426	—	—	347,488	—
Comprehensive loss:
Net loss	—	—	—	—	—	(63,448)	—	(63,448)	(667)	$(64,115)
Foreign currency translation adjustment	—	—	—	—	—	—	(626)	(626)	48	(578)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(64,693)

BALANCE - September 30, 2009	—	$—	102,475	$103	$764,922	$(216,337)	$(823)	$547,865	$252

BALANCE - January 1, 2010	—	$—	102,606	$103	$767,694	$(238,668)	$(909)	$528,220	$110
Stock-based compensation	—	—	—	—	8,382	—	—	8,382	—
Issuance of common stock	—	—	2,250	2	9,563	—	—	9,565	—
Comprehensive loss:
Net loss	—	—	—	—	—	(106,899)	—	(106,899)	(225)	$(107,124)
Foreign currency translation adjustment	—	—	—	—	—	—	(12)	(12)	—	(12)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(107,136)

BALANCE - September 30, 2010	—	$—	104,856	$105	$785,639	$(345,567)	$(921)	$439,256	$(115)

See notes to unaudited condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2010

Cash flows from operating activities:
Net loss	$(64,115)	$(107,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,207	12,234
Noncash rent	310	777
Noncash foreign exchange (gain) loss on intercompany loan	(727)	(322)
Noncash (gain) loss on equity investments	—	(87)
Impairment of long-lived and intangible assets	—	530
Unrealized loss on preferred stock warrant liability	515	—
Loss on disposal of property and equipment	49	250
Amortization of debt issuance costs and noncash interest expense	65	—
Stock-based compensation	6,544	8,382
Changes in current assets and liabilities:
Accounts receivable	1,418	(9,996)
Inventory	(2,343)	(5,054)
Prepaid expenses and other assets	2,308	(3,281)
Accounts payable	(5,650)	17,973
Accrued expenses	(23)	(3,111)
Deferred revenue	(5,634)	3,793
Other liabilities	111	(1,381)
Net cash used in operating activities	(56,965)	(86,417)

Cash flows from investing activities:
(Increase) in restricted cash	(976)	(1,649)
Purchases of and deposits on property, plant and equipment	(21,767)	(107,780)
Proceeds from government grant	—	49,642
Purchase of investments	—	(14,862)
Net cash used in investing activities	(22,743)	(74,649)

Cash flows from financing activities:
Net proceeds from initial public offering of common stock and issuance costs	397,281	—
Proceeds from government grant	3,000	7,250
Proceeds from exercise of stock options	71	3,067
Proceeds from issuance of long-term debt	8,584	—
Payments on long-term debt	(4,676)	(5,219)
Payments on capital lease obligations	(517)	(477)
Net proceeds from issuance of redeemable convertible preferred stock	99,590	—
Net cash provided by financing activities	503,333	4,621

Effect of foreign exchange rates on cash and cash equivalents	(67)	156

Net increase (decrease) in cash and cash equivalents	423,558	(156,289)
Cash and cash equivalents at beginning of period	70,510	457,122

Cash and cash equivalents at end of period	$494,068	$300,833

Supplemental cash flow information - cash paid for interest	$883	$732

Noncash investing and financing activities:
Issuance of note for consulting services	$830	$—
Purchase of equipment under capital leases	$572	$4,286
Equipment purchases included in accounts payable and accrued expenses	$2,466	$38,525
Deferred offering costs included in accounts payable and accrued expenses	$2,207	$—
Issuance of common stock for investment	$—	$7,495

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

Basis of Presentation —The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2010 and for the three and nine months ended September 30, 2009 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.  The December 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of September 30, 2010 and results of its operations for the three and nine months ended September 30, 2009 and 2010, and its cash flows for the nine months ended September 30, 2009 and 2010. The interim results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Revisions to Amounts Previously Presented—Certain prior period amounts have been reclassified to conform to the current period presentation.  Production start-up expenses for the three and nine months ended September 30, 2009, relating to the Company’s facility in Livonia, Michigan, have been reclassified from general and administrative expenses to production start-up expenses in the condensed consolidated statements of operations.

Government Grants—The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the condensed consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the condensed consolidated statements of operations over the period that the grant has conditions and future expenditures associated with the grant. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the condensed consolidated statements of operations over the estimated useful life of the depreciable asset as reduced depreciation expense.

The Company records government grant receivables in the condensed consolidated balance sheets in prepaid expenses and other current assets or deposits and other assets, depending on when the amounts are expected to be received from the government agency. Proceeds received from government grants prior to expenditures being incurred are recorded as restricted cash and other current liabilities or other long-term liabilities, depending on when the Company expects to use the proceeds.

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

The Company defers the associated costs of revenue until the Company is able to recognize the revenue.  Deferred costs of revenue are classified in the condensed consolidated balance sheet in inventory as all deferred costs are expected to be recognized as cost of revenue in the condensed consolidated statement of operations within one year.  As of December 31, 2009 and September 30, 2010, the Company had deferred cost of revenue, primarily related to finished goods inventory, of $0.4 million and $2.3 million, respectively.

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

Pre-production costs related to long-term supply arrangements—Engineering, design and development costs for products sold under long-term supply arrangements are expensed as incurred in research, development and engineering expenses in the condensed consolidated statement of operations, unless the Company has a contractual guarantee for reimbursement from the customer.  Costs that have a contractual guarantee for reimbursement are capitalized and amortized as a cost of sales over the applicable term.  For the three and nine months ended September 30, 2010, the Company expensed $0.9 million and $1.1 million, respectively, of pre-production costs related to long-term supply arrangements as research, development and engineering expense.  As of September 30, 2010, the Company capitalized $0.4 million of pre-production costs that have a contractual guarantee for reimbursement.

Production start-up—Production start-up expenses consist of salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it has been qualified for production, including the cost of raw materials run through the production line during the qualification phase.  The Company expects to continue to incur production start-up expenses related to its facilities in Livonia and Romulus, Michigan. The Livonia facility began qualification for production in the third quarter of 2010. The Romulus facility is expected to begin qualification for production in the first quarter of 2011.  Within production start-up expenses, the Company recorded $11.1 million and $12.7 million related to materials, labor and overhead costs incurred in the qualification of the prismatic cell production line for the three and nine months ended September 30, 2010, respectively.  A portion of production start-up expenses was offset primarily by government grant funding.  The following table presents production start-up expenditures included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Aggregated production start-up expenditures	$597	$15,603	$776	$22,490
Production start-up reimbursements	—	3,852	—	5,322

Production start-up expenses	$597	$11,751	$776	$17,168

Fair Value of Financial Instruments—The carrying amount of cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these items. Management believes that the Company’s debt obligations and the Company’s capital lease obligations accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

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

The Company did not have any material items that are measured at fair value on a non-recurring basis under this requirement as of December 31, 2009 or September 30, 2010.

The following tables show assets measured at fair value on a recurring basis and the input categories associated with those assets (in thousands);

		As of December 31, 2009
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset:
Money market funds	$447,368	$447,368	$—	$—

		As of September 30, 2010
	Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset:
Money market funds	$266,489	$266,489	$—	$—

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive (in thousands):

	September 30,
	2009	2010

Warrants to purchase common stock	112	45
Options to purchase common stock	10,431	10,764
Unvested restricted stock units	—	203

	10,543	11,012

New Accounting Pronouncements—In June 2009, new accounting guidance was issued which modifies the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  This guidance became effective for all new and existing VIE’s on January 1, 2010.  There was no significant impact on the Company’s condensed consolidated financial statements upon adopting this guidance.

During the second quarter of 2010, the Company elected to early adopt, as permitted by the guidance, the new accounting standards for revenue recognition for multiple-deliverable revenue arrangements.  The Company has prospectively (retroactive to January 1, 2010) applied the provisions of the new authoritative guidance to all revenue arrangements entered into or materially modified after January 1, 2010.  The adoption had no impact on previously reported amounts for the three months ended March 31, 2010.  This new authoritative guidance amends previously issued guidance to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The new authoritative guidance also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) VSOE, if available, (2) TPE, if vendor-specific objective evidence is not available, and (3) ESP, if neither vendor-specific nor third-party evidence is available. Additionally, it expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.  Adopting the new standard allows the Company to allocate the arrangement consideration to multiple deliverables in an arrangement. The Company’s multiple-deliverable revenue arrangements may include any combination of engineering services, research and development services, prototypes, battery packs, battery system components and battery cells.

During the nine months ended September 30, 2010, the adoption of this guidance had no material impact. The new accounting standards for revenue recognition, if applied in the same manner to the year ended December 31, 2009, would not have had a material impact on total net revenue for that fiscal year.

In April 2010, an update was issued to the accounting and reporting guidance for milestone based revenue arrangements.  This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon the achievement of milestone events. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  This update is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010. While the Company is still evaluating the potential impact of this guidance, the Company does not expect that the adoption of this update will have a material impact on its financial position, results of operations, or cash flows.

2.  Government Grants and Incentives

Center of Energy and Excellence Grant

In February 2009, the State of Michigan awarded the Company a $10.0 million Center of Energy and Excellence grant. Under the agreement, the State of Michigan will provide cost reimbursement for 100% of qualified expenditures incurred through November 30, 2011. Other than certain standard conditions, there are no conditions attached to this award that will require repayment of amounts received if those conditions are not met. The Company received $3.0 million of this grant in March 2009 and $6.0 million of this grant in July 2010, with additional payments to be made based on the achievement of certain milestones in the facility development. The Company used $2.2 million of these funds in the year ended December 31, 2009.  During the three months ended September 30, 2010, the Company incurred allowable costs of $2.5 million and $0.1 million, which were recorded as offsets to property, plant, and equipment and operating expenses, respectively.  During the nine months ended September 30, 2010, the Company incurred allowable costs of $4.7 million and $0.2 million, which were recorded as offsets to property, plant, and equipment and operating expenses, respectively.  As of September 30, 2010, $1.9 million of these funds is recorded in short-term restricted cash and other current liabilities on the condensed consolidated balance sheet.

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

High Tech Credit—The High-Tech Credit agreement provides the Company with a 15-year tax credit, beginning with the 2011 fiscal year. The credit will be calculated as qualified wages and benefits, multiplied by the Michigan personal income tax rate beginning in the tax year the credit is sought. The proceeds to be received by the Company will be based on the number of jobs created, qualified wages paid and tax rates in effect over the 15 year period. The tax credit is subject to a repayment provision in the event the Company relocates a substantial portion of the jobs outside the state of Michigan within 15 years from the date the Company first receives the credit. There is no impact to the condensed consolidated financial statements as of September 30, 2010.

Cell Manufacturing Credit—The Cell Manufacturing Credit agreement authorizes a tax credit or cash for the Company equal to 50% of capital investment expenses related to the construction of the Company’s integrated battery cell manufacturing facilities in Michigan, commencing January 1, 2009, up to a maximum of $100.0 million over a four year period. The grant proceeds shall not exceed $25.0 million per year and can be submitted for reimbursement beginning in tax year 2012. The Company is required to create 300 jobs no later than December 31, 2016 for the grant proceeds to be non-refundable. The grant is subject to a repayment provision in the event the Company relocates 51% or more of the 300 jobs outside of the state of Michigan within three years after the last year the grant proceeds are received. Through September 30, 2010, the Company has incurred $109.2 million in qualified expenses related to the construction of the Livonia and Romulus facilities. When the Company has met the filing requirements for the tax year ending December 31, 2012, the Company expects to begin receiving $54.6 million in proceeds related to these expenses.  There is no impact to the condensed consolidated financial statements as of September 30, 2010.  The Company will record the receivable when it is reasonably assured that it will comply with the conditions of the grant and will receive the grant proceeds.  At that time, the Company would reduce the basis in the fixed assets acquired under the grant and would be recognized in the condensed consolidated statements of operations over the estimated useful life of the depreciable asset as reduced depreciation expense.

Michigan Economic Growth Authority Loan

The State of Michigan also granted the Company a low interest forgivable loan of up to $4.0 million effective August 2009 with the objective of conducting advance vehicle technology operations to promote and enhance job creation within the State of Michigan. To receive advances under the loan, the Company is required to achieve certain key milestones related to the development of the manufacturing facility. The note will accrue interest of 1% per annum from the date of the initial advance, and the Company will have no obligation to pay any principal or interest until August 2012. If the Company creates 350 full time jobs by August 2012 and maintains the jobs in the State of Michigan for three years after the end of the loan, the entire debt will be forgiven. The Company has not yet met the first milestone required to receive the initial advance from the loan, and as such, there is no impact to the condensed consolidated financial statements as of September 30, 2010.

U.S. Department of Energy Battery Initiative

In December 2009, the Company entered into an agreement establishing the terms and conditions of a $249.1 million grant awarded under the Department of Energy (“DOE”) Battery Initiative to support manufacturing expansion of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE will provide cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012. The agreement also provides for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009. Other than certain standard conditions, there are no conditions attached to this award that will require repayment of amounts received if those conditions are not met. For the three and nine months ended September 30, 2010, the Company received $0 and $6.1 million in reimbursement, respectively, for costs incurred in 2009, of which $5.7 million related to offsets to property, plant and equipment and $0.4 million related to offsets to operating expenses. For the three months ended September 30, 2010, the Company received $24.9 million in reimbursement for costs incurred in 2010, of which $23.3 million related to offsets to property, plant and equipment and $1.6 million related to operating expenses.  For the nine months ended September 30, 2010, the Company received $47.3 million in reimbursement for costs incurred in 2010, of which $44.0 million related to offsets to property, plant and equipment and $3.3 related to operating expenses.  The Company has incurred additional allowable costs in the nine months ended September 30, 2010, entitling the Company to receive $3.3 million in reimbursement.  The Company recorded the $3.3 million receivable in prepaid expenses and other current assets in the consolidated balance sheets, of which $0.2 million relates to offsets to property, plant, and equipment and $3.1 million relates to offsets to operating expenses.

Department of Energy, Labor and Economic Growth (“DELEG”)

In December 2009, the State of Michigan awarded the Company $2.0 million to assist in funding the Company’s smart grid stabilization project, the purpose of which is to develop and improve the quality of application of energy efficient technologies and to create or expand the market for such technologies. The Company received the initial advance of $0.9 million in December 2009, and through September 30, 2010, the Company incurred $0.6 million in allowable costs which was recorded as an offset to operating expenses.  The Company will receive the remainder of the grant upon expending 90% of the initial advance.  As of September 30, 2010, $0.3 million is included in short-term restricted cash and other current liabilities.

City of Livonia Personal Property Tax Exemption

The Company entered into an agreement with the City of Livonia allowing 100% exemption from personal property taxes by Livonia on all new personal property during the exemption period commencing on December 31, 2009 and continuing for fourteen years through December 31, 2023. The Company is required to invest at least $24.0 million in personal property and create or locate 350 new jobs in the eligible district to receive the exemption. If the Company relocates operations, jobs or activities outside the City of Livonia on or before May 31, 2016 such that employment is 175 jobs or less, the Company is required to repay all or a portion of the property taxes exempted. There is no impact to the condensed consolidated financial statements as of September 30, 2010 as a result of this agreement.

Michigan Strategic Fund Renaissance Zone Development

In May 2010, the Company entered into a Renaissance Zone Development agreement with the Michigan Strategic Fund and the property owners for the site leased by the Company in Romulus, Michigan.  Under the terms of the agreement, the Company may receive exemptions, deductions, credits or other benefits if it invests a certain amount of capital, creates a certain number of jobs and complies with other standard conditions related to its facility in Romulus, Michigan.  As of September 30, 2010, the Company has not yet met the conditions to be eligible to receive any of the Renaissance Zone benefits.  There is no impact to the condensed consolidated financial statements as of September 30, 2010 as a result of this agreement.

3.  Inventory

Inventory consists of the following (in thousands):

	December 31, 2009	September 30, 2010

Raw materials	$7,726	$9,102
Work-in-process	25,139	28,951
Finished goods	4,573	4,516

	$37,438	$42,569

4.  Property, Plant and Equipment

For government grants related to capital expenditures, the Company recognizes the reimbursement as a reduction of the basis of the asset and a reduction to depreciation expense over the useful life of the asset.   Property, plant and equipment consists of the following (in thousands):

	December 31, 2009	September 30, 2010

Computer equipment and software	$7,005	$11,479
Furniture and fixtures	1,585	2,895
Automobiles	385	403
Machinery and equipment	66,934	79,269
Buildings	6,900	12,210
Leasehold improvements	9,224	28,369
Equipment not in service	9,126	96,578

Property, plant and equipment, basis	101,159	231,203

Less reduction for costs reimbursed under government grants	1,100	43,112

Property, plant and equipment, carrying value	100,059	188,091

Less net accumulated depreciation and amortization	28,397	39,690

Property, plant and equipment, net	$71,662	$148,401

The Company has deposits for equipment not yet received of $17.0 million and $33.9 million at December 31, 2009 and September 30, 2010, respectively, included within deposits and other assets in the condensed consolidated balance sheets.  These deposits are reported net of contra deposit balances related to reimbursements under government grants of $6.7 million and $14.7 million at December 31, 2009 and September 30, 2010, respectively.

Property, plant and equipment under capital lease consists of the following (in thousands):

	December 31, 2009	September 30, 2010

Computer equipment and software, at cost	$1,624	$2,758
Buildings, at cost	—	2,841

Less accumulated depreciation	(855)	(1,211)

Property, plant and equipment under capital lease, net	$769	$4,388

Net depreciation expense for the three months ended September 30, 2009 and 2010 and for the nine months ended September 30, 2009 and 2010 was $3.1 million, $4.4 million, $8.4 million and $11.9 million, respectively.  For the three and nine months ended September 30, 2010, the Company recorded $0.3 million and $0.4 million as a reduction to depreciation expense related to reduced carrying value due to government grant reimbursements.

5.  Intangible Assets

Intangible assets consist of the following (in thousands):

		December 31, 2009			September 30, 2010
	Useful Life		Accumulated			Accumulated
Intangible Asset Class	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Contractual backlogs	1-3	$497	$497	$—	$497	$497	$—
Customer relationships	5-17	640	394	246	645	420	225
Patented technology	4-5	2,473	1,855	618	2,511	2,210	301
Specialty-trained workforce	4	60	44	16	60	55	5
Trademarks and trade names	Indefinite	374	—	374	102	—	102

		$4,044	$2,790	$1,254	$3,815	$3,182	$633

Amortization expense for intangible assets for the three months ended September 30, 2009 and 2010 and for the nine months ended September 30, 2009 and 2010 was $0.3 million, $0.1 million, $0.6 million, and $0.3 million, respectively. The remaining net book value of the intangible assets will be amortized over a weighted-average period of approximately 3.37 years as of September 30, 2010.

6.  Investments

Cost-Method Investments

In January 2010, the Company entered into an agreement to purchase preferred stock of a maker of plug-in hybrid electric vehicles in the United States (the “Automaker”).  The Company agreed to invest cash of $13.0 million and shares of the Company’s common stock, which, when transferred to the Automaker, had a fair market value of $7.5 million.  As of September 30, 2010, all cash and stock consideration had been transferred to the Automaker in return for preferred stock of the Automaker and the Company has recorded an investment of $20.5 million in the condensed consolidated balance sheet.  The Company is accounting for its investment under the cost method.  Through September 30, 2010, there have been no changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Equity-Method Investments

In December 2009, the Company entered into a joint venture agreement with an automaker in China to assist the Company in growing the Company’s business and sales in China’s transportation industry and created Shanghai Advanced Traction Battery Systems, Co. Ltd. (the “Joint Venture”). Under the terms of the joint venture agreement, the Company is required to invest $4.7 million into the Joint Venture over a period of approximately 15 months, in return for a 49% interest in the Joint Venture.  During the three months ended September 30, 2010, the Company made the first capital contribution of $1.9 million to the Joint Venture.  As of September 30, 2010, no other capital contributions have been required under the terms of the agreement.  The Company is accounting for its investment under the equity method.

In August 2010, the Company entered into an agreement to transfer certain patents held by the Company to a privately-held company, 24M Technologies, Inc. (“24M”), in return for a 12.6% ownership interest in 24M.  The Company has recorded the investment on the condensed consolidated balance sheet at the fair value of the ownership interest received.  The Company is accounting for its investment under the equity method as it has determined it has significant influence over the operating and financial decisions of the third party.  In connection with the investment, the Company recognized a gain of $0.2 million in the condensed consolidated statement of operations equal to the excess of the fair value of the ownership interest received over the carrying value of the patents.

7.  Commitments and Contingencies

In June 2010, the Company entered into a supply agreement for a raw material component which included commitments to purchase minimum product volumes for each of the years ending December 31, 2010 through December 31, 2013.  If the Company’s purchase volumes during any year fail to meet the minimum purchase commitments, it is required to pay the seller a variance payment for the difference between the amount actually purchased in that calendar year and the annual minimum purchase commitment for that calendar year.  The Company will receive a credit for the amount of the variance payment to be applied to purchases in the following year and will have until April 1, 2015 to reclaim any variance payments resulting from the minimum purchase commitments for calendar years 2012 or 2013.  This arrangement qualifies as a normal purchase and normal sales contract.  For the three and nine months ended September 30, 2010, the Company has purchased $1.0 million and $3.0 million under this supply agreement.  The amounts of purchase commitments by year are as follows (in thousands):

Purchase Commitment

Remaining portion of 2010	$3,702
2011	12,950
2012	18,500
2013	18,500

Total future purchase commitments	$53,652

In May 2010, the Company entered into a Lease Agreement, which was amended in July 2010 (as amended, the “Waltham Lease”).  The Waltham Lease provide for approximately 97,000 square feet of office, research, lab and light manufacturing space in Waltham, Massachusetts for an initial term of ten years, which is expected to commence on April 1, 2011, with the option to extend for an additional five years.  The total cash obligation for base rent over the initial term of the Waltham Lease is $25.3 million.  In addition to base rent, the Company is also responsible for its share of electricity cost and its pro rata share of increases in operating expenses.  The landlord has agreed to provide the Company with an allowance for certain construction costs incurred, up to $2.1 million. In connection with the Waltham Lease, the Company provided the landlord a security deposit of $1.0 million in the form of an irrevocable letter of credit.

In July 2010, the Company entered into a Lease Agreement (the “Westborough Lease) for approximately 67,000 square feet of office, research and development, assembly, fabrication and warehouse space in Westborough, Massachusetts.  The lease term is from July 2010 through January 2021, and provides for the option to extend for one additional term of five years and the option for the Company to terminate the Westborough Lease in February 2016.  The total cash obligation for the base rent over the initial term of the Westborough Lease is approximately $4.4 million.  In addition to the base rent, the Company is also responsible for its share of operating expenses and taxes, including, but not limited to, insurance, real estate taxes, and common area maintenance costs.  In connection with the Lease, the Company provided a security deposit of approximately $0.2 million to the landlord in the form of an irrevocable, unconditional, negotiable letter of credit.  The landlord has agreed to provide the Company with allowances totaling approximately $0.6 million for certain upgrades and repairs to be made by the Company.  The Company is accounting for this lease as a capital lease.

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

The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. During the three months ended September 30, 2009 and 2010 and the nine months ended September 30, 2009 and 2010, the Company recognized approximately $12,000, $14,000, $26,000 and $42,000 in penalties and interest, respectively. The Company had approximately $0.2 million for the payment of penalties and interest accrued at September 30, 2010.

9.  Financing Arrangements

Long-Term Debt—Long-term debt consists of the following (in thousands):

	December 31, 2009	September 30, 2010

Term loan	$12,069	$8,319
Enerland debt
Term loan 2	1,289	—
Technology funds loan	107	58
Korean government loans	429	333

Total	13,894	8,710
Less amounts classified as current	6,456	5,163

Long-term debt	$7,438	$3,547

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

Enerland debt—The Company has or had the following outstanding obligations for its Enerland subsidiary:

• Term loan 2—On March 5, 2008, the Company entered into two loan agreements with a financial institution in the amounts of $1.3 million and $0.3 million which matured in 2010. The loans had a variable interest rate.  Term loan 2 was paid off during February 2010.

• Technology funds loan—The Company has a technology funds loan agreement amounting to $0.1 million with a variable interest rate. The weighted average interest rate for the loan as of September 30, 2010 was 4.84%. The loan matures in August 2011.

• Korean government loans—As a part of the Korean government’s initiative to promote and encourage the development of start-up companies in certain high technology industries, high technology start-up companies with industry leading technology or products are eligible for government loans.

Revolving Credit Facilities—The Company entered into a line of credit (“LOC”) for $8.0 million with a financial institution that is also a common stockholder.  During September, 2010, the Company entered into a loan modification agreement with the financial institution to extend the maturity date of the LOC to December 23, 2010.  The line of credit accrues interest at prime (3.25% at December 31, 2009 and September 30, 2010).  The outstanding balance at December 31, 2009 and September 30, 2010 was $8.0 million. The Company is required to comply with the same financial covenants required under the Term Loan mentioned above.

10.  Stock-Based Compensation

Stock Incentive Plans and Stock-Based Compensation—During 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective on the closing of the Company’s initial public offering (“IPO”) on September 24, 2009.  The 2009 Plan provides for the grant of qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards for the purchase of shares of the Company’s common stock to the Company’s employees, officers, directors, and outside consultants.  Originally, an aggregate of 3,000,000 shares of Company’s common stock, subject to increase on an annual basis, were reserved for future issuance under the 2009 Plan.  Shares of common stock reserved for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) that remained available for issuance immediately prior to closing of the IPO and any shares of common stock subject to awards under the 2001 Plan that expired, terminated, or were otherwise forfeited, canceled or repurchased by the Company prior to being fully exercised were added to the number of shares available under the 2009 Plan, up to a maximum of 500,000 shares.  During the year ended December 31, 2009, and the nine months ended September 30, 2010, 378,792 and 121,208 shares from the 2001 Plan were added to the number of shares available under the 2009 Plan, respectively.  No additional shares from the 2001 Plan will be added to the 2009 Plan.  On January 1, 2010, 5,000,000 shares were added to the 2009 Plan in connection with the annual increase.  At September 30, 2010, stock awards outstanding under the 2009 Plan included stock options and restricted stock units.  As of September 30, 2010, the Company had 5,567,610 stock-based awards available for future grant under the 2009 Plan, and no stock-based awards available for future grant under the 2001 Plan.

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period (generally the vesting period of the equity grant). The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Cost of sales	$412	$571	$1,159	$1,464
Research, development and engineering	1,160	1,293	3,100	3,365
Sales and marketing	259	300	603	695
General and administrative	679	1,085	1,682	2,858
Total	$2,510	$3,249	$6,544	$8,382

The Company has capitalized an immaterial amount of stock-based compensation as a component of inventory.

As of September 30, 2010, there was approximately $37.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 2.80 years.

Stock Options—Stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock.

The following table summarizes stock option activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)

Outstanding - January 1, 2010	10,640	$5.98	7.40	$175,122

Granted	2,471	9.91
Exercised	(1,818)	1.69
Forfeited	(529)	8.56

Outstanding - September 30, 2010	10,764	$7.48	7.64	$26,031

Vested or expected to vest - September 30, 2010	10,281	$7.35	7.56	$25,835

Options exercisable - September 30, 2010	5,280	$5.07	6.45	$22,277

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

The Black-Scholes model assumptions for the periods set forth below are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Risk-free interest rate	3.03%	2.0 - 2.4%	2.7 - 3.2%	2.0 - 3.3%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	73%	74%	73%	74%
Expected dividends	0%	0%	0%	0%

The weighted average grant date fair value of options granted during the three months ended September 30, 2009 and 2010 and during the nine months ended September 30, 2009 and 2010 was $6.71, $5.94  $6.42, and $6.67, respectively. The intrinsic value of options exercised during the three months ended September 30, 2009 and 2010 and during the nine months ended September 30, 2009 and 2010 was $0.3 million, $1.4 million, $0.6 million, and $24.2 million, respectively.

The Company received $46,000 and $0.8 million in cash from option exercises during the three months ended September 30, 2009 and 2010, respectively, and $71,000 and $3.1 million in cash from option exercises during the nine months ended September 30, 2009 and 2010, respectively.

Restricted Stock Units—During the nine months ended September 30, 2010, the Company granted restricted stock unit awards to certain executives.  The restricted stock unit awards generally vest over a four-year period and upon vesting the Company issues shares of common stock.  The following table summarizes the Company’s restricted stock unit award activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Fair Value
	(In thousands)

Non-vested - January 1, 2010	—	$—

Granted	203	10.13
Vested	—	—
Forfeited	—	—

Non-vested - September 30, 2010	203	$10.13

The fair value of restricted stock unit awards is determined based on the closing price of the Company’s common stock on the Nasdaq Global Market on the grant date.

11.  Related Party Transactions

Loans from Holders of Common Stock—The Company has entered into a $15.0 million Term Loan and an $8.0 million Line of Credit with a stockholder.  Through September 30, 2010, the Company has received $15.0 million against the Term Loan and there is $0 remaining under the Term Loan for future advances.  The outstanding balance of the Term Loan at September 30, 2010 was $8.3 million.  As of September 30, 2010, the Company has $8.0 million outstanding under the Line of Credit.

During the three months ended September 30, 2009 and 2010 and the nine months ended September 30, 2009 and 2010, the Company recorded interest expense related to the Term Loan and the Line of Credit of $0.3 million, $0.2 million, $0.8 million and $0.6 million, respectively.

Transactions with Joint Venture Partner’s Affiliate—In December 2009, the Company entered into a joint venture with an automaker in China (the “Automaker”) to assist the Company in growing business and sales in China’s transportation industry.  The Company entered into two development agreements with the Automaker.  During the three months ended September 30, 2009 and 2010 and the nine months ended September 30, 2009 and 2010, the Company recorded revenue related to the development and supply agreements with the Automaker of $0.2 million, $0, $0.5 million and $1.3 million, respectively.  As of September 30, 2010, $1.4 million is recorded in deferred revenue related to the development and supply agreements, which will be recognized upon completion and acceptance of the deliverables.  As of September 30, 2010, the balance due from the automaker is $1.9 million.

Transactions with Cost-Method Investment—The Company has entered into a supply agreement with a maker of plug-in hybrid electric vehicles (the “Automaker”) in which the Company also holds an investment of preferred stock. During the three and nine months ended September 30, 2010, the Company recorded $0.7 million and $0.9 million of revenue related to shipments of products to the Automaker.  No revenue from the Automaker was recorded in 2009.  The balance due from the Automaker as of September 30, 2010, of $0.6 million, is included within accounts receivable on the Company’s condensed consolidated balance sheet.

The Company recognizes revenue on product shipments to the Automaker, within the condensed consolidated statements of operations, when all revenue recognition criteria are met.

Transactions with Equity-Method Investment—The Company entered into a technology license contract to license certain patents and technology to the Company’s joint venture investment for the term of the joint venture, which extends to April 28, 2030.  In conjunction with the license agreement, the Joint Venture paid the Company the first payment of the license fee of $1.0 million during the three months ended September 30, 2010.  Revenue on the license fee will be amortized over the term of the license.  Revenue recognition is expected to commence during the fourth quarter of 2010 upon the successful completion of training provided to employees of the Joint Venture.  As of September 30, 2010 the $1.0 million license fee is recorded in deferred revenue on the condensed consolidated balance sheet.

12.  Subsequent Events

In October 2010, the Company entered into a forgivable loan agreement with Massachusetts Clean Energy Technology Center for $5.0 million for the purpose of funding working capital, capital expenses, and leasehold improvements for the Company’s new corporate headquarters and primary research and development center in Waltham, Massachusetts and Energy Solution Group engineering and manufacturing facilities in Westborough, Massachusetts.  Amounts borrowed under this agreement will accrue interest of 6% from the date of the advance and mature in October 2017.   The loan is collateralized by certain designated equipment and a subordinated lien on certain other assets of the Company.  If the Company creates 263 new jobs in Massachusetts between January 1, 2010 and December 31, 2014 and maintains at least 513 jobs in Massachusetts from January 1, 2015 to the maturity date, $2.5 million of the outstanding principal and accrued interest on the loan will be forgiven.  If the Company spends, or commits to spend, at least $12.5 million in capital expenses or leasehold improvements within one year from closing the loan, $2.5 million of the outstanding principal and accrued interest on the loan will be forgiven in October 2011.

The Company has evaluated the period from September 30, 2010, the date of the financial statements, to the date of the issuance and filing, and has determined that no material subsequent events have occurred, other than the event described above, that would affect the information presented in these financial statements or require additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2010. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We design, develop, manufacture and sell advanced, rechargeable lithium-ion batteries and battery systems. Our target markets are the transportation, electric grid services and commercial markets.

We market and sell our products primarily through a direct sales force. In the transportation market, we are focusing sales of our batteries and battery systems to automotive and heavy duty vehicle manufacturers either directly or through tier 1 suppliers. We work with automotive and heavy duty vehicle manufacturers directly to educate and inform them about the benefits of our technology for use in hybrid electric vehicles, or HEVs, plug-in hybrid electric vehicles, or PHEVs and electric vehicles, or EVs, and are engaged in design and development efforts with several automotive and heavy duty vehicle manufacturers and tier 1 suppliers. At the same time, we work with tier 1 suppliers who are developing integrated solutions using our batteries. In the electric grid services market, our sales have been initiated directly by our sales force. In the commercial market, our sales are made both directly and indirectly through distributors with key accounts managed by our sales personnel. We have entered into an exclusive agreement to license certain of our technology in the field of commercial electronic devices (excluding power tools and certain other consumer products) and expect to receive royalty fees on net sales of licensed products that include our technology. We expect to continue to expand our sales presence in Europe and Asia as our business in those regions continues to grow. We expect international markets to provide increased opportunities for our products.

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

We have been expanding our manufacturing capacity since inception, including the current expansion of our Livonia and Romulus, Michigan facilities, and we intend to further expand our manufacturing capacity by constructing more manufacturing lines primarily in Michigan.  We are currently in transition as we are expanding capacity in anticipation of increased demand for our prismatic cells as we expect transportation product revenues to increase in future periods.  We intend to further accelerate the expansion of our manufacturing capacity subject to actual and anticipated future demand for our products and the receipt of additional stimulus funds from the U.S. and state governments.  In the first quarter of 2010, we began making investments against plans to further expand the final assembly capacity of our Michigan facilities.  Based on new design wins and our demand estimates, we have approved plans to increase our capacity in Michigan, resulting in a worldwide capacity of over 760MWh.  We believe that increases in production capacity have had, and will continue to have, a significant effect on our financial condition and results of operations. We have made and continue to make significant up-front investments in our manufacturing capacity, which negatively impact earnings and cash balances, but we expect these investments will increase our revenue in the long term.

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

In October 2009, we entered into a High-Tech Credit agreement with the Michigan Economic Growth Authority, or MEGA, pursuant to which we are eligible for a 15-year tax credit, beginning with the 2011 fiscal year. This credit has an estimated value of up to $25.3 million, depending on the number of jobs we create in Michigan. In November 2009, we entered into a Cell Manufacturing Credit agreement with MEGA pursuant to which we are eligible for a credit equal to 50% of our capital investment expenses commencing January 2009, up to a maximum of $100 million over a four-year period related to the construction of our integrated battery cell manufacturing plant. The grant proceeds shall not exceed $25 million per year beginning with the tax year of 2012. We are required to create 300 jobs no later than December 31, 2016 in order for the grant proceeds to be non-refundable. The grant is subject to a repayment provision in the event we relocate 51% or more of the 300 jobs outside of the State of Michigan within three years after the last year we received the grant proceeds. Through September 30, 2010 we have incurred expenses of $109.2 in qualified expenses related to the construction of the Livonia and Romulus facilities. When we have met the filing requirements for the tax year ending December 31, 2012, we expect to begin receiving $54.6 million in proceeds related to these expenses limited to $25.0 million per year over a four year period.  There is no impact to the condensed consolidated financial statements as of September 30, 2010.  We will record the receivable when it is reasonably assured that we will comply with the conditions of the grant and receive the grant proceeds.  At that time, we would reduce the basis in the fixed assets acquired under the grant and would be recognized in the condensed consolidated statements of operations over the estimated useful life of the depreciable asset as reduced depreciation expense.

Financial Operations Overview

Revenue

We derive revenue from product sales and providing services.

Product Revenue.  Product revenue is derived from the sale of our batteries and battery systems. For the nine months ended September 30, 2009 and 2010, product revenue represented 85% and 74% of our total revenue, respectively.

A significant portion of our revenue is generated from a limited number of customers. Our two largest customers (BAE Systems, or BAE, and AES Energy Storage, LLC, or AES) accounted for approximately 26% and 16% of our total revenue during the nine months ended September 30, 2010, respectively, and we expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future. As we increase our focus on the transportation and electric grid markets, BAE and AES will continue to represent a significant portion of our 2010 revenue, and the loss of BAE or AES as a customer could have a material adverse effect on our short-term revenue. Black & Decker has historically represented a significant portion of our revenue; however, we expect revenue from Black & Decker to continue to decline in future periods as we increase our focus on the transportation and electric grid markets and Black & Decker engages additional suppliers for its battery requirements. We expect the transportation market and the electric grid market to be the largest portion of our revenue in the near and long term.

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

Deferred Revenue.  We record deferred revenue for product sales and services in several different circumstances. These circumstances include (i) the products have been delivered or services have been performed but other revenue recognition criteria have not been satisfied (ii) payments have been received in advance of products being delivered or services being performed and (iii) when all other revenue recognition criteria have been met, but we are not able to reasonably estimate the warranty expense. Deferred revenue includes customer deposits and up-front fees associated with service arrangements. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue. Deferred revenue will vary depending on the timing and amount of cash receipts from customers and can vary significantly depending on specific contractual terms. As a result, deferred revenue is likely to fluctuate from period-to-period. During 2008, we received and recorded as deferred revenue a $25.0 million up-front payment in connection with our license agreement with Gillette. Under our exclusive license agreement with Gillette, Gillette paid us an up-front fee of $22.5 million and a support fee of $2.5 million. Gillette will also be required to pay us an additional license fee following the completion of a support period. In addition, the agreement requires Gillette to pay us royalty fees on net sales of products that include our technology. We have agreed with Gillette that if, during a certain period following execution of the license agreement, we enter into an agreement with a third party that materially restricts Gillette’s license rights under the license agreement, then we may be required to refund to Gillette all license and support fees paid to us by Gillette under the license agreement, plus, in certain cases, an additional amount to cover Gillette’s capital and other expenses paid and/or committed by Gillette in reliance upon its rights under the license agreement. Revenue recognition is expected to commence upon successful transfer of technology know how to Gillette. The license and support fee will be recognized on a straight-line basis over the longer of the patent term or the expected customer relationship.

Factors that May Affect Comparability

Public Company Expenses. In September 2009, we completed an initial public offering of shares of our common stock.  As a result, we are subject to laws, regulations, and requirements that we were not required to comply with as a private company, including the Sarbanes-Oxley Act of 2002, other SEC regulations and the requirements of the NASDAQ Global Market.  Compliance with these requirements required us to increase our general and administrative expenses in order to pay consultants, legal counsel and independent registered public accountants to assist us in, among other things, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws.  In addition, as a public company, it is more expensive for us to obtain and maintain directors’ and officers’ liability insurance.

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

Operating Expenses

Operating expenses consist of research, development and engineering, sales and marketing, general and administrative and production start-up expenses. Personnel-related expenses comprise the most significant component of these expenses. We expect to hire a significant number of new employees in order to support our anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.  During the third quarter of 2010, we opened our manufacturing facility in Livonia, Michigan, although we are still in the process of fully qualifying the facility for production.  We anticipate increases in operating expenses, specifically, facility-related expenses and personnel-related expenses due to an increase in headcount at our Livonia facility, in future periods as we ramp to full production in Livonia.

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

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses related to our executive, legal, finance, human resource and information technology functions, as well as fees for professional services and allocated facility overhead expenses. Professional services consist principally of external legal, accounting, tax, audit and other consulting services. We expect to continue to incur general and administrative expenses related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums, particularly those related to director and officer insurance. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business. Accordingly, we expect that our general and administrative expenses will continue to increase in absolute dollars but decrease as a percentage of revenue in the long term.

Production Start-up Expenses.  Production start-up expenses consist of salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it has been qualified for production, including the cost of raw materials run through the production line during the qualification phase.  We expect to incur additional production start-up expenses related to our facilities in Livonia and Romulus, Michigan in the near term. The Livonia facility began qualification for production in the third quarter of 2010. The Romulus facility is expected to begin qualification for production in the first quarter of 2011.

Other Income (Expense), Net.  Other income (expense), net consists primarily of interest income on cash balances, interest expense on borrowings, change in fair value of preferred stock warrants, foreign currency-related gains and losses, equity earnings and gain on long-term investment. We have historically invested our cash in money market investments. Our interest income will vary each reporting period depending on our average cash balances during the period and the current level of interest rates. Similarly, our foreign currency-related gains and losses will also vary depending upon movements in underlying exchange rates. Upon the closing of our IPO, all preferred stock warrants were converted to common stock warrants and we do not expect any gains or losses related to the change in the fair value of preferred stock warrants going forward.  Other income includes equity earnings related of our proportional share of earnings in investments accounted for under the equity method and will vary each reporting period depending on the earnings or losses of these entities and gains or losses on long-term investments will vary each reporting period depending on the timing of any joint ventures or other equity investments we may enter into, the investment made by us, and the ongoing operations of the investee.

Provision for Income Taxes.  Through September 30, 2010, we incurred net losses since inception and have not recorded provisions for U.S. federal income taxes since the tax benefits of our net losses have been offset by valuation allowances.

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

•             We build our manufacturing capacity based on estimated demand from existing supply agreements, from our projection of future development and supply agreement wins and from anticipated timelines of customer orders. Increases in production capacity, have had, and will continue to have, an effect on our financial condition and results of operations. Our business revenues and profits will depend upon our ability to enter into and complete development and supply agreements, successfully complete these capacity expansion projects, achieve competitive manufacturing yields and drive volume sales consistent with our demand expectations.

•             Our revenues are expected to continue to come from a relatively small number of customers for the foreseeable future. The loss of one of our two most significant customers, several of our smaller customers, or one of our existing supply agreements for significant future revenues, could materially harm our business.

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

•                        Impairment of long-lived assets;

•                        Government grants;

•                        Stock-based compensation;

•                        Income taxes; and

•                        Investments in non-public companies.

We updated our critical accounting policies during the nine months ended September 30, 2010 as follows:

Grants to Non-Employees.  Accounting for grants to non-employees is no longer considered a critical accounting policy as non-employee stock-based compensation expense does not currently have a material impact on our condensed consolidated financial statements.

Investments in Non-Public Companies.   Our investments held in non-public companies are considered a critical accounting policy because these investments expose us to equity price risk. As of September 30, 2010, non-publicly traded investments of $20.5 million are accounted for using the cost method and $1.9 million are accounted for using the equity method.  Strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses, which could be material. We generally do not attempt to reduce or eliminate our market exposure in cost or equity method investments. We regularly monitor these non-publicly traded investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. There can be no assurance that cost or equity method investments will not face risks of loss.

During the three and nine months ended September 30, 2010, there were no other significant changes in our critical accounting policies or estimates. See our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010, for additional information about our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Revenue:
Product	$20,008	$18,965	$56,646	$54,297
Services	3,589	7,253	9,873	18,997

Total revenue	23,597	26,218	66,519	73,294

Cost of revenue:
Product	22,570	23,755	61,756	65,086
Services	2,902	5,538	7,407	16,273

Total cost of revenue	25,472	29,293	69,163	81,359

Gross loss	(1,875)	(3,075)	(2,644)	(8,065)

Operating expenses:
Research, development and engineering	13,136	16,019	35,950	43,967
Sales and marketing	1,852	3,506	6,079	9,672
General and administrative	5,290	9,860	17,563	26,904
Production start-up	597	11,751	776	17,168

Total operating expenses	20,875	41,136	60,368	97,711

Operating loss	(22,750)	(44,211)	(63,012)	(105,776)

Other income (expense):
Interest expense, net	(313)	(199)	(823)	(789)
Gain (loss) on foreign exchange	670	713	555	(268)
Unrealized loss on preferred stock warrant liability	(445)	—	(515)	—
Other income	—	87	—	87

Other income (expense), net	(88)	601	(783)	(970)

Loss from operations, before tax	(22,838)	(43,610)	(63,795)	(106,746)

Provision for income taxes	53	125	320	378

Net loss	(22,891)	(43,735)	(64,115)	(107,124)
Less: Net loss attributable to the noncontrolling interest	93	79	667	225

Net loss attributable to A123 Systems, Inc.	(22,798)	(43,656)	(63,448)	(106,899)

Accretion to preferred stock	(17)	—	(45)	—

Net loss attributable A123 Systems, Inc. common stockholders	$(22,815)	$(43,656)	$(63,493)	$(106,899)

Other Operating Data:
Shipments (in watt hours, or Wh) (in thousands)	17,128	15,779	44,791	44,224

Three Months Ended September 30, 2009 and 2010

Revenue

	Three Months Ended September 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Revenue

Product
Transportation	$8,344	$9,532	$1,188	14.2%
Commercial	5,364	3,460	(1,904)	-35.5%
Electric grid	6,300	5,973	(327)	-5.2%

Total product	20,008	18,965	(1,043)	-5.2%
Services	3,589	7,253	3,664	102.1%

Total revenue	$23,597	$26,218	$2,621	11.1%

Product Revenue. The increase in sales in the transportation industry of $1.2 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to an increase in sales to transportation customers, of $4.2 million. These increases were partially offset by a decrease of $3.0 million in sales to an existing transportation customer.  The decrease in sales in the commercial industry of $1.9 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to a decrease in sales to a commercial customer and its affiliates of $3.6 million, partially offset by an increase in sales to other customers in the commercial industry of $1.7 million.  Sales to customers in the electric grid industry decreased by $0.3 million.

Services Revenue. The increase in services revenue was related to the increase in revenue from government agency research contracts, which was primarily due to a new project award granted.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended September 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Cost of revenue

Product	$22,570	$23,755	$1,185	5.3%
Services	2,902	5,538	2,636	90.8%

Total cost of revenue	$25,472	$29,293	$3,821	15.0%

Gross profit (loss)

Product	$(2,562)	$(4,790)	$(2,228)	87.0%
Services	687	1,715	1,028	149.6%

Total gross profit (loss)	$(1,875)	$(3,075)	$(1,200)	64.0%

Cost of Product Revenue. The increase in cost of product revenue was primarily due to an unfavorable change in the mix of products sold in the three months ended September 30, 2010.  In addition, due to low factory utilization, unabsorbed manufacturing expenses were $5.2 million for the three months ended September 30, 2009, compared to $5.0 million for the three months ended September 30, 2010.

Cost of Services Revenues. The increase in costs of services revenue resulted from the increase in services revenues.

Product Gross Profit (Loss). We experienced a product gross loss during the three months ended September 30, 2010, primarily due to low factory utilization. Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity and the timing of the production of new product designs. For example, unabsorbed manufacturing expenses were $5.0 million during the three months ended September 30, 2010. As a result, our gross profit or loss will vary significantly from period-to period going forward.  In addition, gross profit decreased due to an unfavorable change in the mix of products sold in the three months ended September 30, 2010, as the three months ended September 30, 2009 included the sale of higher margin products in comparison to the three months ended September 30, 2010.

Services Gross Profit. Services gross profit increased due to the increase in services revenue and the timing of project milestones.   In addition, our services gross margin increased due to the mix of government and commercial contracts in the three months ended September 30, 2010, as the three months ended September 30, 2010 included a greater percentage of higher margin contracts.

Operating Expenses

	Three Months Ended September 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Operating expenses

Research, development and engineering	$13,136	$16,019	$2,883	21.9%
Sales and marketing	1,852	3,506	1,654	89.3%
General and administrative	5,290	9,860	4,570	86.4%
Production start-up	597	11,751	11,154	1868.3%

Total operating expenses	$20,875	$41,136	$20,261	97.1%

Research, Development and Engineering Expenses. A portion of research, development and engineering expenses was offset primarily by cost-sharing funding. Our research, development and engineering expenditures are summarized as follows:

	Three Months Ended September 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenditures

Aggregated research, development and engineering expenditures	$13,500	$17,763	$4,263	31.6%
Research, development and engineering reimbursements	364	1,744	1,380	379.1%

Research, development and engineering expenses	$13,136	$16,019	$2,883	21.9%

The increase in research, development and engineering expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily attributable to an increase of $4.3 million in personnel-related expenses associated with an increase in research, development and engineering personnel who primarily focus on manufacturing process improvement, material science chemistry and battery and battery systems technology.  This increase was partially offset by an increase in research, development and engineering reimbursements of $1.4 million.  Research, development and engineering expense was 56% of revenue for the three months ended September 30, 2009, compared to 61% for the three months ended September 30, 2010.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily attributable to an increase of $1.4 million in personnel-related expenses associated with an increase in sales and marketing headcount, in addition to an increase in marketing expenses related to trade shows, public relations, advertising, and other sales and marketing related expenses of $0.3 million.  Sales and marketing expense was 8% of revenue for the three months ended September 30, 2009, compared to 13% for the three months ended September 30, 2010.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to an increase in personnel-related expenses of $1.9 million, associated with an increase in general and administrative headcount, an increase in legal and professional services expense of $1.5 million and an increase in other general and administrative expenses of $1.2 million.  General and administrative expense was 22% of revenue for the three months ended September 30, 2009, compared to 38% for the three months ended September 30, 2010.

Production Start-up Expenses.  A portion of production start-up expenses was offset primarily by government grant funding. Our production start-up expenditures are summarized as follows:

	Three Months Ended September 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Production start-up expenditures

Aggregated production start-up expenditures	$597	$15,603	$15,006	2513.6%
Production start-up reimbursements	—	3,852	3,852	100.0%

Production start-up expenses	$597	$11,751	$11,154	1868.3%

The increase in production start-up expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to increased production start-up expenses related to our manufacturing expansion at our Livonia and Romulus, Michigan facilities.  In addition, during the three months ended September 30, 2010, we incurred $11.1 million of production start-up expenses related to materials, labor and overhead costs incurred in the qualification of the prismatic cell production line.  This increase was partially offset by cost offsets from government grant funding totaling $3.9 million.  There was no offset to production start-up expenses during the three months ended September 30, 2009.  Production start-up expense was 3% of revenue for the three months ended September 30, 2009, compared to 45% of revenue for the three months ended September 30, 2010.

Other Income (Expense), Net

	Three Months Ended September 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net

Interest expense, net	$(313)	$(199)	$114	-36.4%
Gain (loss) on foreign exchange	670	713	43	6.4%
Unrealized loss on preferred stock warrant liability	(445)	—	445	-100.0%
Other income	—	87	87	100.0%

Total other income (expense), net	$(88)	$601	$689	-783.0%

The change in interest, net for the three months ended September 30, 2010 was due to a decrease in interest expense due on the total debt outstanding. The increase in net foreign exchange gains for the three months ended September 30, 2010 is due to the effect of currency exchange rate changes, in particular changes in the U.S. Dollar - Korean Won exchange rate.  The decrease in unrealized loss on preferred stock warrant liability was due to the conversion of the preferred stock warrants to common stock warrants in connection with our IPO.  Other income was due to the gain on long-term investment due to the excess of the fair value of the ownership interest received in 24M Technologies, Inc., or 24M, over the carrying value of the patents transferred to 24M Technologies, Inc., in conjunction with the investment partially offset by losses recognized on our Chinese joint venture and our investment in 24M Technologies, Inc., a privately-held company, both accounted for under the equity method.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2009 and 2010 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Nine Months Ended September 30, 2009 and 2010

Revenue

	Nine Months Ended September 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Revenue

Product
Transportation	$34,017	$30,239	$(3,778)	-11.1%
Commercial	16,329	12,829	(3,500)	-21.4%
Electric grid	6,300	11,229	4,929	78.2%

Total Product	56,646	54,297	(2,349)	-4.1%
Services	9,873	18,997	9,124	92.4%

Total revenue	$66,519	$73,294	$6,775	10.2%

Product Revenue. The decrease in sales in the transportation industry of $3.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to a decrease of sales to Mercedes-Benz HighPerformanceEngines of $6.8 million and a decrease of sales to a transportation customer of $3.6 million.  This decrease was partially offset by an increase in sales to other transportation customers of $6.6 million.  The decrease in sales in the commercial industry of $3.5 million is due to a decrease of sales to a commercial customer and its affiliates of $8.5 million and a decrease in sales generated by our Enerland subsidiary of $0.7 million, which was attributable to the decline in demand for our radio controlled products.  Sales to other commercial customers increased by $5.7 million.  The increase in sales in the electric grid industry of $4.9 million is due to an increase in sales to AES.

Services Revenue. The increase in services revenue was primarily related to the increase in revenue from government agency research contracts, which was primarily due to a new project award granted.

Cost of Revenue and Gross Profit (Loss)

	Nine Months Ended September 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Cost of revenue

Product	$61,756	$65,086	$3,330	5.4%
Services	7,407	16,273	8,866	119.7%

Total cost of revenue	$69,163	$81,359	$12,196	17.6%

Gross profit (loss)

Product	$(5,110)	$(10,789)	$(5,679)	111.1%
Services	2,466	2,724	258	10.5%

Total gross loss	$(2,644)	$(8,065)	$(5,421)	205.0%

Cost of Product Revenue. The increase in cost of product revenue was primarily due to an unfavorable change in the mix of products sold in the nine months ended September 30, 2010. In addition, due to low factory utilization, unabsorbed manufacturing expenses were $16.5 million for the nine months ended September 30, 2009, compared to $14.7 million for the nine months ended September 30, 2010, due to improved utilization of our coating and powder plants in support of the qualification of our prismatic cell production lines.

Cost of Services Revenues. The increase in costs of services revenue resulted from the increase in services revenues.

Product Gross Profit (Loss). We experienced a product gross loss during the nine months ended September 30, 2010, primarily due to low factory utilization. Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity and the timing of the production of new product designs. For example, unabsorbed manufacturing expenses were $14.7 million during the nine months ended September 30, 2010. As a result, our gross profit or loss will vary significantly from period-to period going forward.  In addition, gross profit decreased due to an unfavorable change in the mix of products sold in the nine months ended September 30, 2010, as the nine months ended September 30, 2009 included the sale of higher margin products in comparison to the nine months ended September 30, 2010.

Services Gross Profit. Services gross profit increased due to the increase in services revenue and the timing of project milestones.  In addition, due to the mix of government and commercial contracts in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2010, our services gross margin decreased as the nine months ended September 30, 2009 included a greater percentage of higher margin contracts.

Operating Expenses

	Nine Months Ended September 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Operating expenses

Research, development and engineering	$35,950	$43,967	$8,017	22.3%
Sales and marketing	6,079	9,672	3,593	59.1%
General and administrative	17,563	26,904	9,341	53.2%
Production start-up	776	17,168	16,392	2112.4%

Total operating expenses	$60,368	$97,711	$37,343	61.9%

Research, Development and Engineering Expenses. A portion of research, development and engineering expenses was offset primarily by cost-sharing funding. Our research, development and engineering expenditures are summarized as follows:

	Nine Months Ended September 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenditures

Aggregated research, development and engineering expenditures	$37,941	$47,686	$9,745	25.7%
Research, development and engineering reimbursements	1,991	3,719	1,728	86.8%

Research, development and engineering expenses	$35,950	$43,967	$8,017	22.3%

The increase in research, development and engineering expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily attributable to an increase of $7.9 million in personnel-related expenses associated with an increase in research, development and engineering personnel who primarily focus on manufacturing process improvement, material science chemistry and battery and battery systems technology, in addition to an increase in general product development and other research, development and engineering expenses of $1.8 million. This increase was partially offset by an increase in research, development and engineering reimbursements of $1.7 million.  Research, development and engineering expense as a percentage of revenue was 54% in the nine months ended September 30, 2009, compared to 60% in the nine months ended September 30, 2010.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily attributable to an increase of $2.3 million in personnel-related expenses associated with an increase in sales and marketing personnel, in addition to an increase in marketing expenses related to trade shows, public relations, advertising, and other sales and marketing related expenses of $1.3 million.  Sales and marketing expense was 9% of revenue for the nine months ended September 30, 2009, compared to 13% for the nine months ended September 30, 2010.

General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to an increase in personnel-related expenses of $5.0 million associated with an increase in general and administrative personnel, an increase in legal and professional services expense of $2.1 million and an increase in other general and administrative expenses of $2.2 million.  General and administrative expense was 26% of revenue for the nine months ended September 30, 2009, compared to 37% for the nine months ended September 30, 2010.

Production Start-up Expenses.  A portion of production start-up expenses was offset primarily by government grant funding. Our production start-up expenditures are summarized as follows:

	Nine Months Ended September 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Production start-up expenditures

Aggregated production start-up expenditures	$776	$22,490	$21,714	2798.2%
Production start-up reimbursements	—	5,322	5,322	100.0%

Production start-up expenses	$776	$17,168	$16,392	2112.4%

The increase in production start-up expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to increased costs incurred related to our manufacturing expansion at our Livonia and Romulus, Michigan facilities.  During the nine months ended September 30, 2010, we incurred $12.7 million of production start-up expenses related to materials, labor and overhead costs incurred in the qualification of the prismatic cell production line.  The production start-up expenses were offset by approximately $5.3 million of government grant funding during the nine months ended September 30, 2010.  There was no offset to production start-up expenses during the nine months ended September 30, 2009.  Production start-up expense was 1% of revenue for the nine months ended September 30, 2009, compared to 23% of revenue for the nine months ended September 30, 2010.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest expense, net	$(823)	$(789)	34	-4.1%
Gain (loss) on foreign exchange	555	(268)	(823)	-148.3%
Unrealized loss on preferred stock warrant liability	(515)	—	515	-100.0%
Other income	—	87	87	100.0%

Total other income (expense), net	$(783)	$(970)	$(187)	23.9%

The change in interest, net for the nine months ended September 30, 2010 was due to a decrease in interest expense due on the total debt outstanding. The increase in net foreign exchange losses for the nine months ended September 30, 2010 is due to the effect of currency exchange rate changes, in particular changes in the U.S. Dollar - Korean Won exchange rate. The decrease in unrealized loss on preferred stock warrant liability was due to the conversion of the preferred stock warrants to common stock warrants in connection with our IPO.  Other income was due to the gain on long-term investment due to the excess of the fair value of the ownership interest received in 24M, over the carrying value of the patents transferred to 24M, in conjunction with the investment partially offset by losses recognized on our Chinese joint venture and our investment in 24M, a privately-held company, both accounted for under the equity method.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2009 and 2010 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2009	2010

Net cash used in operating activities	$(56,965)	$(86,417)
Net cash used in investing activities	(22,743)	(74,649)
Net cash provided by financing activities	503,333	4,621
Effect of foreign exchange rates on cash and cash equivalents	(67)	156

Net increase (decrease) in cash and cash equivalents	$423,558	$(156,289)

As of September 30, 2010, we had cash and cash equivalents of $300.8 million and accounts receivable of $28.0 million.  During the nine months ended September 30, 2010, we received proceeds from government grants of $60.6 million.  During the remaining portion of 2010 and beyond, we expect to use a significant portion of our cash for capital expenditures to increase manufacturing capacity in anticipation of increased demand for our products, including the current expansion of our manufacturing facilities in Michigan.

Cash Flows From Operating Activities

Operating activities used $86.4 million of net cash during the nine months ended September 30, 2010. We incurred a net loss of $107.1 million in the nine months ended September 30, 2010, which included non-cash share-based compensation expense of $8.4 million and depreciation and amortization of $12.2 million. Changes in asset and liability accounts used $1.1 million of net cash during the nine months ended September 30, 2010.

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

Cash used in investing activities totaled $74.6 million during the nine months ended September 30, 2010 and consisted of capital expenditures of $107.8 million primarily related to the purchase of manufacturing equipment, expenditures of $14.9 million related to the purchase of long-term investments, an increase in restricted cash of $1.6 million and receipt of government grant proceeds of $49.6 million.

Cash used in investing activities totaled $22.7 million during the nine months ended September 30, 2009 and consisted of capital expenditures of $21.8 million primarily related to the purchase of manufacturing equipment and an increase in restricted cash of $1.0 million.

We anticipate higher capital expenditure levels in future periods as we continue to fund the expansion of our facilities to support the anticipated growth of our business.  As of September 30, 2010, we have contractual obligations, which include agreements or purchase orders to purchase goods, related to capital expenditure purchases of $104.0 million.  Additionally, in future periods, we anticipate investing cash in joint ventures and other equity investments in order to establish strategic relationships.

Cash Flows From Financing Activities

Cash flows from financing activities totaled $4.6 million during the nine months ended September 30, 2010 and included proceeds from government grants of $7.3 million and proceeds from exercise of stock options of $3.1 million. These proceeds were partially offset by repayments on long-term debt of $5.2 million, and repayments on capital lease obligations of $0.5 million. In future periods, we expect financing activities such as proceeds from grants, equity offerings and debt issuances to be a significant source of cash.

Cash flows from financing activities totaled $503.3 million during the nine months ended September 30, 2009 and included net proceeds from the initial public issuance of common stock of $397.3, proceeds of $99.6 million from the issuance of series F redeemable convertible preferred stock, proceeds from government grants of $3.0 million, and proceeds from issuance of long-term debt of $8.6 million. These proceeds were partially offset by repayments on long-term debt of $4.7 million and repayments on capital lease obligations of $0.5 million. In 2010, we expect financing activities such as proceeds from grants, equity offerings and debt issuances to be a significant source of cash.

Off-Balance Sheet Arrangements

In June 2010, we entered into a supply agreement under which we committed to minimum purchase volumes for each of the years ending December 31, 2010 through December 31, 2013 for a raw material component.  If our purchase volumes during any year fail to meet the minimum purchase commitments, we are required to pay the seller a variance payment for the difference between the amount actually purchased in that calendar year and the annual minimum purchase commitment for that calendar year.  We will receive a credit for the amount of the variance payment to be applied to purchases in the following year and we will have until April 1, 2015 to reclaim any variance payment resulting from the minimum purchase commitments for calendar years 2012 or 2013.  The table shown below in the next section titled “Contractual Obligations” shows the amount of our purchase commitments payable by year inclusive of our commitment under the supply agreement described above.  For the three and nine months ended September 30, 2010, we have purchased $1.0 million and $3.0 million under this supply agreement, respectively.

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

Contractual Obligations

Our contractual obligations relate primarily to borrowings under long-term debt obligations, capital leases, operating leases, and purchase obligations which include agreements or purchase orders to purchase goods or services that are enforceable and legally binding.  A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2009.  During the nine months ended September 30, 2010, there were no material changes outside the ordinary course of business in our contractual obligations or the estimated timing of the future cash payments, except as related to our capital lease obligations and our purchase obligations.

The following is a summary of our contractual obligations related to capital lease obligations and purchase obligations as of September 30, 2010:

		Payments Due in
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Capital lease obligations	31,348	2,455	6,376	5,695	16,822
Purchase obligations (1)	177,328	127,483	31,345	18,500	—

	$208,676	$129,938	$37,721	$24,195	$16,822

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

Interest Rate Sensitivity.  We had cash and cash equivalents totaling $300.8 million as of September 30, 2010, and $457.1 million as of December 31, 2009. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by up to 100 basis points during the year ended December 31, 2009 and the nine months ended September 30, 2010, our interest income would have decreased by approximately $0.2 million and $0.1 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the prime interest rate plus an additional margin, depending on the respective lending institutions. If the prime rate had increased by 100 basis points during the year ended December 31, 2009 and the nine months ended September 30, 2010, our interest expense would have increased by approximately $0.2 million and $0.1 million, respectively, assuming consistent borrowing levels.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our annual report for the year ending December 31, 2010, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to provide an attestation on the effectiveness of our internal controls over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

On December 22, 2008, the parties jointly requested that the stay of the litigation continue pending resolution of the reexamination of the ‘640 Patent. On May 12, 2009, the PTO issued a Reexamination Certificate for the ‘640 Patent with the amended narrower claims, thus removing the last condition for staying this litigation.  As a result, while Hydro-Quebec and UT may assert the narrower claims of the reexamination certificate against any alleged infringer, including us, they are unable to continue to assert the original claims of the ‘382 Patent and the ‘640 Patent against us. On June 11, 2009, we filed a motion to reopen the lawsuit in Massachusetts pursuant to the court’s deadline to file within 30 days of the conclusion of the PTO’s reexamination. On September 28, 2009, the Massachusetts court entered an order denying that motion, which we appealed on October 27, 2009 to the United States Court of Appeals for the Federal Circuit. The appeal was argued before the United States Court of Appeals for the Federal Circuit on October 4, 2010.  On July 22, 2009, Hydro-Quebec and UT sent us a proposed Second Amended Complaint in the Texas litigation that they said they intend to seek leave to file in light of the PTO’s reexaminations.  On August 27, 2009, Hydro-Quebec and UT filed a Motion for Leave to File Second Amended Complaint and Jury Demand in the United States District Court for the Northern District of Texas and we were granted several unopposed extensions to file our response.  Hydro-Quebec and UT filed for leave to file an Amended Motion for Leave to File Second Amended Complaint and Jury Demand on April 1, 2010 and we filed our opposition to this application on April 22, 2010.  The judge held a status hearing with the parties on May 14, 2010 and has entered a schedule for the case leading to a claim construction hearing in December 2010.

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

We have never been profitable. We experienced net losses of $80.5 million for 2008, $86.6 million for 2009 and $107.1 million for the nine months ended September 30, 2010. We expect we will continue to incur net losses for the near term. We expect to incur significant future expenses as we develop and expand our business and our manufacturing capacity. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain.

To rapidly develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research, development and engineering, sales and marketing, general and administrative and production start-up expenses. In addition, our growth has required a significant investment in working capital over the last several years. We have had negative cash flow before financing activities of $76.0 million for 2008, $114.7 million for 2009 and $161.1 million for the nine months ended September 30, 2010. We anticipate that we will continue to have negative cash flow for the foreseeable future as we continue to make significant future capital expenditures to expand our manufacturing capacity and incur increased research, development and engineering, sales and marketing, general and administrative and production start-up expenses. Our business will also require significant amounts of working capital to support our growth. Therefore, we may need to raise additional capital from investors to achieve our expected growth, and we may not achieve sufficient revenue growth to generate positive future cash flow. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

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

We believe that much of the present and projected demand for advanced batteries in the transportation and other markets results from increases in the cost of oil over the last several years, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternate forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of oil decreased significantly, the outlook for the long-term supply of oil to the United States improved, the government eliminated or modified its regulations or economic incentives related to fuel efficiency and alternate forms of energy, or if there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for our batteries could be reduced, and our business and revenue may be harmed.

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

Competition in the battery industry is intense. The industry consists of major domestic and international companies, most of which have existing relationships in the markets into which we sell as well as financial, technical, marketing, sales, manufacturing, scaling capacity, distribution and other resources and name recognition substantially greater than ours. These companies may develop batteries or other technologies that perform as well as or better than our batteries. We believe that our primary competitors are existing suppliers of cylindrical lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-starting/lighting/ignition lead-acid batteries. A number of our competitors have existing and evolving relationships with our target customers. For example, Bosch and Samsung formed SB LiMotive to focus on the development, production and marketing of lithium-ion battery systems for application in hybrid and other electric vehicles, and Dow Chemical has entered into a joint venture with Kokam America and others, pending receipt of government incentive funding, to build a facility in Michigan for the manufacture of lithium polymer batteries for use in HEVs and EVs. In addition, NEC and Nissan entered into a joint venture to develop lithium-ion batteries in prismatic form, Sanyo and Volkswagen agreed to develop lithium-ion batteries for HEVs, Sanyo already provides nickel metal hydride batteries for Ford and Honda, and Toyota and Panasonic are engaged in a joint venture to make batteries for HEVs and EVs. These competitors may be able to offer lower prices for their batteries than we can offer, and may even sell their batteries at below their production costs in order to compete with us, particularly in the transportation market.  In addition, we expect new competitors will enter the markets for our products in the future. Potential customers may choose to do business with our more established competitors, because of their perception that our competitors are more stable, are more likely to complete various projects, can scale operations more quickly, have greater manufacturing capacity, are more likely to continue as a going concern and lend greater credibility to any joint venture. If we are unable to compete successfully against manufacturers of other batteries or technologies in any of our targeted applications, our business could suffer, and we could lose or be unable to gain market share.

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

We increased our number of full-time employees from 227 at January 1, 2007 to 1,970 at September 30, 2010, and our revenue increased from $41.3 million in 2007 to $91.0 million in 2009. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial, information technology and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Expanding a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our operating results in any particular quarter.

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

We rely on our supply agreement with Fisker to represent a significant portion of our revenue in future periods.  If Fisker is unable to fulfill its commitment under the supply agreement our revenues could be materially lower than our forecasts and we may have under-utilized manufacturing capacity.

In connection with our investment in Fisker, we entered into a supply agreement with Fisker, pursuant to which we agreed to provide Fisker Automotive with advanced automotive battery systems over a multi-year period.  If Fisker is not successful in executing on its strategic plan or does not meet the anticipated demand for our products, our revenues and profitability may be materially impacted.  As we invest in capital expenditures and build our manufacturing capacity in anticipation of demand, including anticipated demand from Fisker under the supply agreement, our operating results may be adversely affected by underutilization of capacity, failure to achieve economies of scale, and reduced margins if actual orders are less than expected.

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

We are subject to government audits related to the government grants, loans and other incentives we have received.  If the findings of the audit determine we have not met the requirements of the grant, loan or other incentive, we may be required to repay all or part of the amount received to the government authority.

We have received funds under federal and state grant and loan programs.  Under the terms and conditions of the programs, we are subject to governmental audits of the amounts submitted for reimbursement of costs incurred.  Although we expect to satisfy the requirements of the grants, loans, and other incentives received, we cannot assure that the government audits will not result in determining that a portion of the costs submitted for reimbursement do not comply with the conditions of the grant.  If we do not meet the conditions of the grants, loans or other incentives, we may be required to repay all or a portion of the proceeds received to date from the federal or state agencies.

We rely on a limited number of customers for a significant portion of our revenue, and the loss of one of our two most significant customers, or several of our smaller customers, or one of our existing supply agreements for significant future revenues could materially harm our business.

A significant portion of our revenue is generated from a limited number of customers.  For the year ended December 31, 2009 and the nine months ended September 30, 2010, revenue from BAE represented 35% and 26% of our revenue, respectively. For the year ended December 31, 2009 and the nine months ended September 30, 2010, revenue from AES accounted for 9% and 16% of our revenue, respectively. Although the composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. In addition, our contracts with our customers generally do not include long-term commitments or minimum volumes that ensure future sales of our products. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or for other reasons outside of our control. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our profitability from period-to-period may also vary significantly due to the mix of products that we sell in different periods. While we have sold most of our products to date into the commercial market, we are also focusing our sales efforts on applications in the transportation and electric grid markets.  Products in these other markets have different cost profiles and are governed by different business dynamics. Consequently, sales of individual products may not necessarily be consistent across periods, which could affect product mix and cause gross and operating profits to vary significantly.

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

If our products fail to perform as expected, or have technical issues, we could lose existing and future business, and our ability to develop, market and sell our batteries and battery systems could be harmed.

Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes. Despite testing, new and existing products have contained defects and errors and may in the future contain manufacturing or design defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which may adversely affect our business and our operating results.  For example, in 2010, we identified several significant technical issues in the manufacturing scale-up of our prismatic batteries.  Although we identified and have taken corrective actions for these issues, the problems encountered resulted in a higher yield loss in ramp-up production, temporary halts in the production process and the distraction of personnel.

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

As we have scaled up our production capacity, we have experienced production problems that limited our ability to produce a sufficient number of batteries to meet the demands of certain customers.  For example, in 2010, we identified several significant technical issues in the manufacturing scale-up of our prismatic batteries.  Although we identified and have taken corrective actions for these issues, the problems encountered resulted in a higher yield loss in ramp-up production, temporary halts in the production process and distraction of personnel.  If these or other production problems recur and we are unable to resolve them in a timely fashion, our business could suffer and our reputation may be harmed.

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

In December 2009, we formed a joint venture with SAIC Motor Co. Ltd., or SAIC, a leading automaker in China. We will have a 49 percent minority interest in the joint venture, Shanghai Advanced Traction Battery Systems Co., Ltd., or ATBS, which is domiciled in Shanghai, China. Pursuant to the joint venture agreements, we will supply ATBS with battery cells and, as requested by ATBS, we have granted necessary advanced technology licenses to ATBS for the development, manufacture and service of battery systems. As of September 30, 2010, we have made the first capital contributions to ATBS in the amount of $1.9 million and expect to fund the remaining $2.8 million of required capital contribution over approximately the next twelve months.

The business of ATBS is subject to all the operational risks that normally arise for a technology company with global operations pertaining to research and development, manufacturing, sales, service, marketing and corporate functions. In addition, there could be disagreements between us and SAIC with respect to important strategic and operational decisions. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. We may be required to pay more attention to our relationship with SAIC, as the co-owner of ATBS, and if SAIC ceases to be the co-owner of ATBS, our relationship with ATBS may be adversely affected. Additionally, as we are sharing intellectual property with ATBS, we face the risks that we may not be able to maintain or enforce the rights to our intellectual property.

If the joint venture terminates, the joint venture could retain technical knowhow relating to battery systems transferred by us as part of the agreement. Additionally, we would have to find new partners or separately pursue market opportunities in China which could cause us to incur additional time and expense.

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

We believe that developing manufacturing facilities for our products in the United States is important, in order to address national security and economic imperatives, such as job creation, as well as to more efficiently address the needs of our U.S.-based customers. This expansion depends upon our receiving federal and state financial incentives, primarily in the form of direct grants and loans, to provide the necessary capital for facilities and equipment. If we are unable to obtain this government assistance on a timely basis and in the amounts requested, we will not be able to scale our capacity meet current and future customer demand for our products.

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

In addition, while we have supply and co-development agreements with customers located in different regions of the world, we do not have a globally distributed engineering support and services organization. Currently, any issue resolution related to our products, system deployment or integration is channeled back to our responsible business units in Massachusetts and in Michigan, from which engineers and support personnel are deployed. As we grow our business with our existing customers and beyond the markets into which we currently sell our battery technologies, we may need to increase the size of our engineering support teams and deploy them closer to our customers. Our inability to deliver a consistent level of engineering support and overall service as we expand our operations could have a material adverse effect on our business and operating results. Moreover, despite our internal quality testing, our products may contain manufacturing or design defects or exhibit performance problems at any stage of their lifecycle. These problems could result in expensive and time-consuming design modifications and impose additional needs for engineering support and maintenance services as well as significant warranty charges.

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

Our headquarters, including administrative offices and research and development centers, is located in Massachusetts. We also operate manufacturing, logistics, sales and research and development facilities in Michigan, Missouri, China, Korea, Germany and Japan. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages. In addition, a renewed outbreak of SARS, avian flu, swine flu or another widespread public health problem in China or the United States could have a negative effect on our operations.

Risks Related to Intellectual Property

Third parties have asserted that they own or control patents that are infringed by our products.

We are presently involved in two related patent litigations with Hydro-Québec involving certain patents it has licensed from The University of Texas, or UT, related to electrode materials used in lithium-ion batteries. After discussions with Hydro-Québec about the relevance of two of these patents to our products, we brought an action in the Federal District Court of Massachusetts seeking a declaratory judgment that our products do not infringe these two UT patents. In response, Hydro-Québec and the UT countersued us in the Federal Courts in Texas. The Texas judge requested a status hearing with the parties on May 14, 2010 and has entered a schedule for the case leading to a claim construction hearing in December 2010.  The Massachusetts litigation’s commencement is currently on appeal before the United States Court of Appeals for the Federal Circuit.  For a more detailed discussion of our patent litigation, see Item 1 of Part II: “Legal Proceedings.”

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

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, former employees contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets, and courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

As a public company, we are incurring significant additional legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Global Market. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. These rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These new rules and regulations also make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

An active trading market for our common stock may not be sustained, and you may not be able to resell your shares at or above the price at which you purchased them.

We have a limited history as a public company. An active trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price they paid or at the time that they would like to sell.

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

In addition, as of September 30, 2010, there were 10,764,258 shares subject to outstanding options and 202,829 shares subject to outstanding restricted stock units that are eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act of 1933, as amended.  Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders. Additional holders of our common stock have rights, subject to some conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity incentive plans, including 5,567,610 shares reserved for future issuance under our equity incentive plans, pursuant to a registration statement that was filed and became immediately effective on March 31, 2010. Once we issue these shares, they can be freely sold in the public market upon issuance.

Upon the closing of a private placement in connection with a strategic transaction on January 14, 2010, we issued 479,282 shares of common stock to Fisker Automotive Inc., or Fisker. The issuance of these shares resulted in dilution to stockholders who held our common stock prior to the private placement. As of September 30, 2010 all of the shares of common stock are freely tradable pursuant to a registration statement filed with the SEC that was declared effective by the SEC on March 29, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None

(b) Use of Proceeds from Public Offering of Common Stock

On September 29, 2009, we closed our IPO, in which 32,407,576 shares of common stock were sold at a price to the public of $13.50 per share. We sold 31,727,075 shares of our common stock in the offering and selling stockholders sold 680,501 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $437.5 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-152871), which was declared effective by the SEC on September 23, 2009, and a registration statement on Form S-1 (File No. 333-162090) filed pursuant to Rule 424(b) of the Securities Act.. The offering commenced as of September 23, 2009 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. Incorporated and Goldman, Sachs, & Co. acted as co-representatives of the underwriters. We raised approximately $391.8 million in net proceeds after deducting underwriting discounts and commissions of $30.0 million and other estimated offering costs of $6.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).  From the effective date of the registration statement through September 30, 2010, we used approximately $193.2 million of the net proceeds primarily to fund our operations and the expansion of our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in a registered money market fund.

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

A123 SYSTEMS, INC.

Date: November 10, 2010	By:	/s/ David P. Vieau
David P. Vieau
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2010	By:	/s/ Michael Rubino
Michael Rubino
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1	First Amendment to Lease, dated May 19, 2010, by and between Boston Properties Limited Partnership and the Registrant, dated July 23, 2010.

10.2	Lease Agreement, dated July 16, 2010, by and between 155 Flanders LLC and the Registrant.

10.3†	Supply Agreement, dated January 13, 2010, by and between Fisker Automotive, Inc. and the Registrant.

10.4	Fifth Loan Modification to Term Loan and Security Agreement, dated August 2, 2006, by and among Silicon Valley Bank, Gold Hill Venture Lending 03 L.P. and the Registrant, dated September 24, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

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