Form 10-Q
period 2011-03-31
A123 SYSTEMS, INC.
filed 2011-05-10
CIK 1167178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-34463

A123 Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3583876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

A123 Systems, Inc. 200 West Street Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

617-778-5700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 5, 2011, there were 125,960,259 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

A123 Systems, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2011

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION	1
ITEM 1: Financial Statements	1
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Stockholders’ Equity	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4: Controls and Procedures	27

PART II. OTHER INFORMATION	28
ITEM 1: Legal Proceedings	28
ITEM 1A: Risk Factors	29
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	50
ITEM 6: Exhibits	50

Signatures	51

EX-31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act
EX-31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act
EX-32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act
EX-32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act
EX-101.INS - XBRL Instance Document
EX-101.SCH - XBRL Taxonomy Extension Schema Document
EX-101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB - XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF - XTRL Taxonomy Extension Definition

Part I. Financial Information

Item 1. Financial Statements

A123 Systems, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	March 31,
	2010	2011

ASSETS
Current assets:
Cash and cash equivalents	$216,841	$136,805
Restricted cash and cash equivalents	9,367	10,086
Accounts receivable, net	28,106	26,383
Inventory	48,787	63,892
Prepaid expenses and other current assets	8,006	10,589

Total current assets	311,107	247,755

Property, plant and equipment, net	143,998	171,270
Goodwill	9,581	9,581
Intangible assets, net	413	361
Long-term grant receivable	75,790	79,714
Deposits and other assets	11,768	10,703
Restricted cash and cash equivalents, net of current portion	1,993	2,001
Investments	21,508	22,684

Total assets	$576,158	$544,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit lines	$8,000	$8,000
Current portion of long-term debt	5,379	5,088
Current portion of capital lease obligations	1,571	1,849
Accounts payable	43,523	69,644
Accrued expenses	48,179	38,860
Other current liabilities	1,322	2,191
Deferred revenue	11,109	11,156
Deferred rent	132	194

Total current liabilities	119,215	136,982

Long-term debt, net of current portion	4,603	3,600
Capital lease obligations, net of current portion	18,655	18,513
Deferred revenue, net of current portion	29,836	29,639
Deferred rent, net of current portion	1,452	1,338
Other long-term liabilities	3,865	4,676

Total liabilities	177,626	194,748

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value—5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and March 31, 2011	—	—
Common stock, $0.001 par value—250,000,000 shares authorized; 105,194,073 and 105,755,929 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	105	106
Additional paid-in capital	790,256	795,425
Accumulated deficit	(391,228)	(444,874)
Accumulated other comprehensive loss	(935)	(1,336)

Total A123 Systems, Inc. stockholders’ equity	398,198	349,321
Noncontrolling interest	334	—

Total stockholders’ equity	398,532	349,321

Total liabilities and stockholders’ equity	$576,158	$544,069

See notes to condensed consolidated financial statements.

A123 Systems, Inc.
Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2011

Revenue:
Product	$19,774	$15,458
Services	4,694	2,639

Total revenue	24,468	18,097

Cost of revenue:
Product	22,354	31,096
Services	4,155	2,478

Total cost of revenue	26,509	33,574

Gross loss	(2,041)	(15,477)

Operating expenses:
Research, development and engineering	14,116	20,359
Sales and marketing	2,800	4,082
General and administrative	8,240	9,111
Production start-up	1,811	4,621

Total operating expenses	26,967	38,173

Operating loss	(29,008)	(53,650)

Other income (expense):
Interest, net	(218)	(641)
Gain on foreign exchange	245	2
Other income, net	—	1,026

Total other income, net	27	387

Loss from operations, before tax	(28,981)	(53,263)

Provision for income taxes	121	410

Net loss	(29,102)	(53,673)

Less: Net loss attributable to the noncontrolling interest	77	27

Net loss attributable to A123 Systems, Inc.	$(29,025)	$(53,646)

Net loss per share attributable to A123 Systems, Inc. - basic and diluted:	$(0.28)	$(0.51)

Weighted average number of common shares outstanding - basic and diluted	103,312	105,515

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

	Common Stock, $0.001 Par Value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Loss
BALANCE - January 1, 2010	$102,606	$103	$767,694	$(238,668)	$(909)	$528,220	$110
Stock-based compensation	—	—	2,487	—	—	2,487	—
Issuance of common stock	1,218	1	5,907	—	—	5,908	—
Comprehensive loss:
Net loss	—	—	—	(29,025)	—	(29,025)	(77)	$(29,102)
Foreign currency translation adjustment	—	—	—	—	(148)	(148)	—	(148)
Total comprehensive loss	—	—	—	—	—	—	—	$(29,250)

BALANCE - March 31, 2010	103,824	$104	$776,088	$(267,693)	$(1,057)	$507,442	$33

BALANCE - January 1, 2011	$105,194	$105	$790,256	$(391,228)	$(935)	$398,198	$334
Stock-based compensation	—	—	3,299	—	—	3,299	—
Exercise of stock options	562	1	1,870	—	—	1,871	—
Purchase of subsidiary shares by noncontrolling interest holder	—	—	—	—	—	—	600
Deconsolidation of subsidiary	—	—	—	—	—	—	(907)
Comprehensive loss:						—
Net loss	—	—	—	(53,646)	—	(53,646)	(27)	$(53,673)
Foreign currency translation adjustment	—	—	—	—	(401)	(401)	—	(401)
Total comprehensive loss	—	—	—	—	—	—	—	$(54,074)

BALANCE - March 31, 2011	105,756	$106	$795,425	$(444,874)	$(1,336)	$349,321	$—

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2010	2011

Cash flows from operating activities:
Net loss	$(29,102)	(53,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,749	4,923
Noncash rent	371	(52)
Noncash foreign exchange gain on intercompany loan	(335)	(354)
Noncash loss on equity investments	—	220
Impairment of long-lived and intangible assets	530	—
Gain on asset transfer and subsequent deconsolidation of Variable Interest Entity	—	(1,255)
Loss on disposal of property and equipment	—	28
Amortization of debt issuance costs and noncash interest expense	—	437
Stock-based compensation	2,487	3,299
Changes in current assets and liabilities, excluding the effect of deconsolidation of Variable Interest Entity:
Accounts receivable	178	1,328
Inventory	3,684	(15,285)
Prepaid expenses and other assets	42	(4,720)
Accounts payable	(1,987)	18,744
Accrued expenses	(417)	(3,123)
Deferred revenue	(4,109)	301
Other liabilities	944	704
Net cash used in operating activities	(23,965)	(48,478)

Cash flows from investing activities:
Increase in restricted cash	(336)	(724)
Purchases of and deposits on property, plant and equipment	(13,885)	(42,743)
Proceeds from government grant	5,693	12,154
Purchases of investments	(13,000)	(1,891)
Net cash used in investing activities	(21,528)	(33,204)

Cash flows from financing activities:
Deferred offering costs	—	(113)
Proceeds from government grant	1,250	900
Proceeds from exercise of stock options	503	1,876
Payments on long-term debt	(2,691)	(1,303)
Payments on capital lease obligations	(154)	(301)
Contributions from noncontrolling interest		600
Net cash (used in) provided by financing activities	(1,092)	1,659

Effect of foreign exchange rates on cash and cash equivalents	(20)	(13)

Net decrease in cash and cash equivalents	(46,605)	(80,036)
Cash and cash equivalents at beginning of period	457,122	216,841

Cash and cash equivalents at end of period	$410,517	$136,805

Supplemental cash flow information - cash paid for interest	$253	$224

Noncash investing and financing activities:
Purchase of equipment under capital leases	$560	$—
Equipment purchases included in accounts payable and accrued expenses	$7,556	$54,505
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,134
Issuance of common stock for investment	$5,553	$—
Fulfillment of government grants with advance proceeds	$—	$226

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies

A123 Systems, Inc. (the ‘‘Company’’) was incorporated in Delaware on October 19, 2001 and has its corporate offices in Waltham, Massachusetts. The Company designs, develops, manufactures and sells advanced rechargeable lithium-ion batteries and battery systems and provides research and development services to government agencies and commercial customers.

Management Plan Note —In April 2011, the Company raised a total of $253.9 million of net proceeds from the issuance of convertible subordinated notes and shares of the Company’s common stock to fund the Company’s growth and expansion plans, including funding anticipated future losses, purchase commitments and capital expenditures.  See Note 10 for additional details.

Basis of Presentation —The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2011 and for the three months ended March 31, 2010 and 2011 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2011.  The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of March 31, 2011 and results of its operations for the three months ended March 31, 2010 and 2011, and its cash flows for the three months ended March 31, 2010 and 2011. The interim results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.  In February 2011, the Company entered into an agreement to transfer certain of its assets held by its wholly owned Korean subsidiary to its joint venture with a quasi governmental entity in the Peoples’ Republic of China.  For the three months ended March 31, 2010 and as of December 31, 2010, the joint venture was consolidated as a variable-interest entity, but did not have a material impact on the Company’s consolidated financial operations and did not represent a material portion of the Company’s total consolidated assets.  Subsequent to the transfer in February 2011, the Company no longer is significantly involved in the operations of the joint venture and therefore no longer consolidates the joint venture; however, the Company retains a minority ownership stake in the entity which is accounted for as a cost method investment as of March 31, 2011.  The asset transfer and subsequent deconsolidation of the joint venture resulted in a $1.2 million gain recognized in other income for the three months ended March 31, 2011.

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

The Company records government grants receivable in the condensed consolidated balance sheets in prepaid expenses and other current assets or long-term grant receivable, depending on when the amounts are expected to be received from the government agency.  The Company does not discount long-term grant receivables.  Proceeds received from government grants prior to expenditures being incurred are recorded as restricted cash and other current liabilities or other long-term liabilities, depending on when the Company expects to use the proceeds.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

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

Revenue Recognition— The Company recognizes revenue from the sale of products and delivery of services, including governmental contracts. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the price to the buyer is fixed or determinable, and collectability is reasonably assured. If sales arrangements contain multiple elements, the Company evaluates the agreements to determine if separate units of accounting exist within the arrangement. If separate units of accounting exist within an arrangement, the Company allocates revenue to each element based on the relative selling price of each of the elements.

The Company’s multiple element arrangements typically include prototypes, production units and/or engineering and design work. Generally, provided all other revenue recognition criteria have been met, the Company recognizes revenue from prototype and production units upon shipment to the customer and revenue from engineering and design work upon the completion of milestones based on the proportional performance method or based on the completed contract method if the Company does not have the ability to reasonably estimate contract costs or progress toward completion of the contract. The Company’s customers may generally cancel orders at any time prior to product shipment.

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

If the Company is unable to establish selling price using VSOE or TPE, and the new or materially modified arrangement was entered into after January 1, 2010, the Company will use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact if the product or service were sold on a standalone basis. The Company’s determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Because of the nature of the business and history with providing services and manufacturing products for various applications, the Company performs an initial assessment on the nature of the services that will be provided by estimating the cost to provide those services plus an estimated profit margin. The Company performs the same assessment on new products by estimating the per unit cost to manufacture the product plus an estimated profit margin. The estimated profit margins initially used in the assessment are based on the Company’s profit objectives which will be adjusted based on other considerations such as pricing of similar products and services, characteristics of the specific market, ongoing pricing strategy and policies and value of any enhancements in functionality included in the deliverable.

The Company plans to analyze the selling prices used in the allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if the Company experiences significant variances in selling prices.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

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

The Company provides warranties for its products and records the estimated costs as a cost of revenue in the period the revenue is recorded. The Company’s standard warranty period extends one to eight years from the date of delivery, depending on the type of product purchased and its application. The warranties provide that the Company’s products will be free from defects in material and workmanship and will, under normal use, conform to the specifications for the product. The warranties further provide that the Company will repair the product or provide replacement parts at no charge to the customer. The Company’s warranty liability is based on projected product failure rates and estimated costs of fulfilling warranty claims. Projections are based on the Company’s actual warranty experience and other known factors. The Company monitors its warranty liability and adjusts the amounts as necessary. When the Company is unable to reasonably determine its obligation for warranty of new products, revenue from the sale of the products is deferred until expiration of the warranty period or until such time as the warranty obligation can be reasonably estimated.

In instances where the Company has deferred revenue under various arrangements, the Company also defers the associated costs of revenue until such time that it is able to recognize the revenue. Deferred costs of revenue are classified in the condensed consolidated balance sheets in inventory as all deferred costs are expected to be recognized as cost of revenue in the condensed consolidated statement of operations within one year. As of December 31, 2010 and March 31, 2011, the Company had deferred cost of revenue, primarily related to finished goods inventory, of $1.3 million and $1.7 million, respectively.

Services Revenue

Revenue from services is recognized as the services are performed consistent with the performance requirements of the contract using the proportional performance method if the Company is able to reasonably estimate the contract cost and progress toward completion of the contract. Where arrangements include milestones or governmental approval that impact the fees payable to the Company, revenue is limited to those amounts whereby collectability is reasonably assured. The Company recognizes revenue earned under time and materials contracts as services are provided based upon actual costs incurred plus a contractually agreed-upon profit margin. The Company recognizes revenue from fixed-price contracts using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to determine the amount of revenue earned to date if reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Estimates made are based on historical experience and deliverables identified in the contract and are indicative of the level of benefit provided to the Company’s clients. Project costs are based on the direct salary and associated fringe benefits of the employees on the project plus all direct expenses incurred to complete the project including sub-contractual and equipment costs where the Company is the principal in the arrangement. Under the proportional performance method, there are no costs that are deferred and amortized over the contract term.  If the Company does not have the ability to reasonably estimate contract costs or progress toward completion of the contract, the Company defers the related revenue and costs and recognizes the revenues and costs based on the completed contract method.

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

Production start-up— Production start-up expenses consist of manufacturing salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it has been qualified for production, including the cost of raw materials run through the production line during the qualification phase. During the three months ended March 31, 2010 and 2011, the Company incurred production start-up expenses related to its facility in Romulus, Michigan.  During the three months ended March 31, 2010, the Company also incurred production start-up expenses related to its facility in Livonia, Michigan. The Livonia facility began qualification for production in the third quarter of 2010 and the first production line was qualified in December 2010. Since qualification, expenses related to the first production line in the Livonia facility are no longer included in production start-up expenses. The Romulus facility began qualification for production in the first quarter of 2011 and the Company expects to continue to incur production start-up expenses related to the Romulus facility and costs to qualify the second production line in Livonia in the near term. A portion of production start-up expenses was offset primarily by government grant

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

funding. The following table presents production start-up expenditures included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2010	2011

Aggregated production start-up expenditures	$2,105	$6,997
Production start-up reimbursements	(294)	(2,376)

Production start-up expenses	$1,811	$4,621

Fair Value of Financial Instruments—The carrying amount of cash, cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these items. Management believes that the Company’s debt obligations and the Company’s capital lease obligations accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.  Investments are accounted for using the cost or equity method.

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

The Company did not have any material items that are measured at fair value on a non-recurring basis under this requirement as of December 31, 2010 or March 31, 2011.

The following tables show assets measured at fair value on a recurring basis and the input categories associated with those assets (in thousands):

		As of December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset:
Money market funds	$174,603	$174,603	$—	$—
U.S. Treasury and government agency securities	17,333	—	17,333

		As of March 31, 2011
	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market funds	$110,614	$110,614	$—	$—
U.S. Treasury and government agency securities	8,334	—	8,334	—

The Company’s holds money market fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets. The Company holds investments in U.S. Treasury and government agency securities that are classified as either cash equivalents or restricted cash equivalents and are measured at fair value based on inputs (other than quoted prices) that are observable for securities, either directly or indirectly.

Stock-Based Compensation—The Company accounts for all awards, including employee and director awards, by recognizing compensation expense based on the fair value of share-based transactions in the condensed consolidated financial statements.  The

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive (in thousands):

	March 31,
	2010	2011

Warrants to purchase common stock	45	45
Options to purchase common stock	9,465	10,258
Unvested restricted stock units	—	183

	9,510	10,486

New Accounting Pronouncements— In April 2010, an update was issued to the accounting and reporting guidance for milestone based revenue arrangements. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon the achievement of milestone events. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. This update is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

2.  Government Grants

Center of Energy and Excellence Grant

In February 2009, the State of Michigan awarded the Company a $10.0 million Center of Energy and Excellence grant. Under the agreement, the State of Michigan will provide cost reimbursement for 100% of qualified expenditures incurred through November 30, 2011. There are no substantive conditions attached to this award that will require repayment of amounts received, if those conditions are not met. The Company received $3.0 million of this grant in March 2009 and $6.0 million of this grant in July 2010, with additional payments to be made based on the achievement of certain milestones in the facility development. Through March 31, 2011, the Company has used $8.3 million of these funds, of which $7.9 million and $0.4 million was recorded as an offset to property, plant and equipment and operating expenses, respectively.  For both the three months ended March 31, 2010 and 2011, $0.1 million was recorded as an offset to operating expenses in the condensed consolidated statements of operations.  As of December 31, 2010 and March 31, 2011, $0.8 million and $0.7 million of these funds are recorded in short-term restricted cash and other current liabilities on the condensed consolidated balance sheets, respectively.

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

High Tech Credit—The High-Tech Credit agreement provides the Company with a 15-year tax credit, based on qualified wages and benefits multiplied by the Michigan personal income tax rate beginning with payments made for the 2011 fiscal year. The tax credit has an estimated value of up to $25.3 million, depending on the number of jobs created in Michigan. The proceeds to be received by the Company will be based on the number of jobs created, qualified wages paid and tax rates in effect over the 15 year period. The tax credit is subject to a repayment provision in the event the Company relocates a substantial portion of the jobs outside

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

the state of Michigan on or before December 31, 2026.  For the three months ended March 31, 2011, $0.3 million was recorded as a receivable in long-term grant receivable with an offsetting balance in other long-term liabilities in the condensed consolidated balance sheet at March 31, 2011.  The balance will be recognized in the condensed consolidated statements of operations over the term that the Company is required to maintain the required number of jobs in Michigan.

Cell Manufacturing Credit—The Cell Manufacturing Credit agreement authorizes a tax credit or cash for the Company equal to 50% of capital investment expenses related to the construction of the Company’s integrated battery cell manufacturing facilities in Michigan, commencing with costs incurred from January 1, 2009, up to a maximum of $100.0 million over a four year period. The tax credit shall not exceed $25.0 million per year and can be submitted for reimbursement beginning in tax year 2012. The Company is required to create 300 jobs no later than December 31, 2016 for the tax credit to be non-refundable. The tax credit is subject to a repayment provision in the event the Company relocates 51% or more of the 300 jobs outside of the state of Michigan within three years after the last year the tax credit is received. Through March 31, 2011, the Company has incurred $158.8 million in qualified expenses related to the construction of the Livonia and Romulus facilities. When the Company has met the filing requirements for the tax year ending December 31, 2012, the Company expects to begin receiving $79.4 million in proceeds related to these expenses. As of December 31, 2010 and March 31, 2011, the Company has recorded undiscounted receivables of $75.8 million and $79.4 million, as it is reasonably assured that the Company will comply with the conditions of the tax credit and will receive the proceeds. Upon recording the receivables, the Company reduced the basis in the fixed assets acquired in accordance with the tax credit and this will be recognized in the condensed consolidated statements of operations over their estimated useful lives of the depreciable asset as reduced depreciation expense.

U.S. Department of Energy Battery Initiative

In December 2009, the Company entered into an agreement establishing the terms and conditions of a $249.1 million grant awarded under the Department of Energy (“DOE”) Battery Initiative to support manufacturing expansion of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE will provide cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012. The agreement also provides for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009. There are no substantive conditions attached to this award that will require repayment of amounts received if those conditions are not met. Through March 31, 2011, the Company has incurred $201.2 million in qualified expenses, of which 50%, or $100.6 million, are allowable costs for reimbursement.   For the three months ended March 31, 2010, the Company incurred allowable costs of $3.1 million, of which $2.5 million and $0.6 million was recorded as an offset to property, plant and equipment and operating expenses, respectively.  For the three months ended March 31, 2011, the Company incurred allowable costs of $11.6 million, of which $7.7 million and $3.9 million was recorded as an offset to property, plant and equipment and operating expenses, respectively.  As of December 31, 2010 and March 31, 2011, the Company recorded $2.1 million and $3.1 million, respectively, as receivables in prepaid expenses and other current assets in the condensed consolidated balance sheets.

3.  Inventory

Inventory consists of the following (in thousands):

	December 31, 2010	March 31, 2011

Raw materials	$18,929	$32,424
Work-in-process	27,226	29,222
Finished goods	2,632	2,246

	$48,787	$63,892

4.  Property, Plant and Equipment

For government grants related to capital expenditures, the Company recognizes the reimbursement as a reduction of the basis of the asset and a reduction to depreciation expense over the useful life of the asset. Property, plant and equipment consists of the following (in thousands):

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

	December 31, 2010	March 31, 2011

Computer equipment and software	$11,913	$15,204
Furniture and fixtures	3,415	4,981
Automobiles	404	390
Machinery and equipment	122,187	131,477
Buildings	26,810	27,115
Leasehold improvements	34,540	46,746
Equipment not in service	154,357	171,644

Property, plant and equipment, basis	353,626	397,557

Less reduction for costs reimbursable under government grants	164,999	182,061

Property, plant and equipment, carrying value	188,627	215,496

Less net accumulated depreciation and amortization	44,629	44,226

Property, plant and equipment, net	$143,998	$171,270

The Company has deposits for equipment not yet received of $11.6 million and $6.6 million at December 31, 2010 and March 31, 2011, respectively, included within deposits and other assets in the condensed consolidated balance sheets. These deposits are reported net of contra deposit balances related to reimbursements under government grants of $1.7 million and $0.1 million at December 31, 2010 and March 31, 2011, respectively.

Property, plant and equipment under capital lease consists of the following (in thousands):

	December 31, 2010	March 31, 2011

Computer equipment and software, at cost	$2,758	$2,758
Buildings, at cost	16,446	16,446
Leasehold improvements, at cost	2,091	2,091
Accumulated depreciation and amortization	(1,631)	(2,324)

Property, plant and equipment under capital lease, net	$19,664	$18,971

Net depreciation expense for the three months ended March 31, 2010 and 2011, was $3.6 million and $4.9 million, respectively. For the three months ended March 31, 2010 and 2011, the Company recorded $0 and $2.7 million, respectively, as a reduction to depreciation expense related to reduced carrying value due to government grant reimbursements.

5.  Investments

Cost-Method Investments

In January 2010, the Company entered into an agreement to purchase preferred stock of a maker of plug-in hybrid electric vehicles in the United States (the “Automaker”). The Company agreed to invest cash of $13.0 million and shares of the Company’s common stock, which, when transferred to the Automaker, had a fair market value of $7.5 million. As of December 31, 2010 and March 31, 2011, the Company has recorded an investment of $20.5 million in the condensed consolidated balance sheets. The Company is accounting for its investment under the cost method. Through March 31, 2011, there have been no changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Equity-Method Investments

In December 2009, the Company entered into a joint venture agreement with an automaker in China to assist the Company in growing the Company’s business and sales in China’s transportation industry and created Shanghai Advanced Traction Battery Systems, Co. Ltd. (the “Joint Venture”). Under the terms of the joint venture agreement, the Company is required to invest $4.7 million into the Joint Venture over a period of approximately 15 months, in return for a 49% interest in the Joint Venture. The Company made the first capital contribution of $1.9 million to the Joint Venture in July 2010 and the second capital contribution of $1.4 million in January 2011. As of March 31, 2011, no other capital contributions have been required under the terms of the agreement. The Company expects to make the final capital contribution of $1.4 million in the second half of 2011.  The Company is accounting for its investment under the equity method.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

In August 2010, the Company entered into an agreement to transfer certain patents held by the Company to a privately-held company, 24M Technologies, Inc. (“24M”), in return for a 12% ownership interest in 24M. The Company has recorded the investment on the condensed consolidated balance sheet at the fair value of the ownership interest received of approximately $0.2 million. The Company is accounting for its investment under the equity method as it has determined it has significant influence over the operating and financial decisions of the third party.

For the three months ended March 31, 2011, the Company recorded $0.2 million of equity method losses included in other income in the condensed consolidated statement of operations.

6.  Commitments and Contingencies

Litigation— In November 2005, the Company received a letter asserting that it was infringing upon certain U.S. patents. In April 2006, the Company commenced an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the patents in question were not infringed by the Company’s products and that the patents claiming to be infringed upon are invalid. On September 11, 2006, a countersuit was filed against the Company and two of its business partners in the United States District Court for the Northern District of Texas alleging infringement of these patents. In October 2006 and January 2007, the U.S. Patent and Trademark Office (“PTO”) granted the Company’s request for reexamination of the two patents. In January and February 2007, the two suits were stayed pending the reexamination. The reexaminations of the two patents were concluded on April 15, 2008 and May 12, 2009, respectively. As a result, the scope of the claims in each patent were narrowed from those of the original claims made. The Company filed a motion to re-open the litigation in the United States District Court for the District of Massachusetts on June 11, 2009. On September 28, 2009, the Massachusetts court entered an order denying that motion, which the Company appealed on October 27, 2009 to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Court upheld the Massachusetts Court’s decision on November 10, 2010. On July 22, 2009, the Company was sent a proposed Second Amended Complaint which the complainants intend to seek leave to file with the Texas court in light of the PTO’s reexaminations. On August 27, 2009, Hydro-Quebec and The University of Texas (“UT”) filed a Motion for Leave to File Second Amended Complaint and Jury Demand in the United States District Court for the Northern District of Texas and the Company was granted several unopposed extensions to file its response. Hydro-Quebec and UT filed for leave to file an Amended Motion for Leave to File Second Amended Complaint and Jury Demand on April 1, 2010 and the Company filed its opposition to this application on April 22, 2010. The judge held a status hearing with the parties on May 14, 2010 and entered a schedule for the case leading to a claim construction hearing, which was held on December 2, 2010. On March 29, 2011, the United States District Court for the Northern District of Texas issued a Memorandum Opinion and Order on Claim Construction. The judge has ordered the parties to submit their joint status report on or before April 26, 2011.  The parties submitted the joint status report on April 26, 2011 in accordance with the court’s order, which included the proposed deadlines for discovery and pre-trial motions.  The court issued a scheduling order on April 27, 2011 with trial set to begin in December 2011. The Company has agreed to defend and indemnify the other named business partner for its legal costs in defending this litigation and any damages that may be awarded. The Company is unable to predict the outcome of this matter, and therefore no accrual has been established for this contingency.

7.  Financing Arrangements

Long-Term Debt—Long-term debt consists of the following (in thousands):

	December 31, 2010	March 31, 2011

Term loan	$7,069	$5,819
Mass Clean Energy loan	2,534	2,573
Korean subsidiary debt
Technology funds loan	44	30
Korean government loans	335	266

Total	9,982	8,688
Less amounts classified as current	5,379	5,088

Long-term debt	$4,603	$3,600

Term Loan— The Company has an agreement with a financial institution for a term loan facility of $15.0 million. The term loan facility is repayable over a 36-month period and accrues interest at the financial institution’s prime rate (which was 4.0% at December 31, 2010 and March 31, 2011) plus 0.75%. This term loan facility matures in September 2012.

The term loan agreement requires the Company to comply with certain financial covenants, which include a minimum liquidity ratio calculation. The term loan agreement is collateralized by substantially all assets of the Company, excluding intellectual property, property and equipment owned as of December 31, 2005 and certain equipment located in China.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

Mass Clean Energy Loan—The Company has a forgivable loan from the Massachusetts Clean Energy Technology Center for $5.0 million. If the Company complies with certain capital expenditure conditions, $2.5 million of the loan will be forgiven and if the Company complies with certain employment conditions an additional $2.5 million will be forgiven. As of December 31, 2010 and March 31, 2011, $2.5 million is recorded as an offset to property, plant and equipment in the condensed consolidated balance sheets as the Company is reasonably assured that the Company will comply with the conditions for the forgiveness related to the capital expenditure condition. As of December 31, 2010 and March 31, 2011, the remaining $2.5 million is recorded as long-term debt. The loan has a fixed interest rate of 6.0% and all funds borrowed under the agreement and accrued interest is due upon maturity in October 2017 if the Company has not complied with the forgiveness conditions.

Korean debt—The Company has the following outstanding obligations for its Korean subsidiary:

• Technology funds loan—The Company has a technology funds loan agreement with a variable interest rate. The weighted average interest rate for the loan as of March 31, 2011 was 4.54%. The loan matures in August 2011.

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

Revolving Credit Facilities—The Company entered into a line of credit (“LOC”) for $8.0 million with a financial institution. The line of credit accrues interest at the financial institution’s prime (4.0% at December 31, 2010 and March 31, 2011).  The outstanding balance at December 31, 2010 and March 31, 2011 was $8.0 million. The LOC has a maturity date of June 20, 2011, and the Company is required to comply with the same financial covenants required under the Term Loan mentioned above.

8.  Stock-Based Compensation

During 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective on the closing of the Company’s initial public offering (“IPO”) on September 24, 2009.  The 2009 Plan originally provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, and outside consultants.  Up to an aggregate of 3,000,000 shares of Company’s common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan.  Shares of common stock reserved for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) that remained available for issuance immediately prior to closing of the IPO and any shares of common stock subject to awards under the 2001 Plan that expired, terminated, or were otherwise forfeited, canceled or repurchased by the Company prior to being fully exercised were added to the number of shares available under the 2009 Plan, up to a maximum of 500,000 shares.  Through March 31, 2010, 500,000 shares from the 2001 Plan were added to the number of shares available under the 2009 Plan.  On January 1, 2010 and 2011, 5,000,000 and 3,000,000 shares were added to the 2009 Plan in connection with the annual increases, respectively.  As of March 31, 2011, the Company had 7,903,153 stock-based awards available for future grant under the 2009 Plan and no stock-based awards available for future grant under the 2001 Plan.

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

	Three Months Ended
	March 31,
	2010	2011

Cost of sales	$415	$587
Research, development and engineering	962	1,322
Sales and marketing	298	386
General and administrative	812	1,004

Total	$2,487	$3,299

The Company has capitalized an immaterial amount of stock-based compensation as a component of inventory.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2011, there was approximately $29.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 2.63 years.

Stock Options—The stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock.

The following table summarizes stock option activity for the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)

Outstanding - January 1, 2011	10,783	$7.64	7.41	$27,743

Granted	340	9.57
Exercised	(562)	3.33
Forfeited	(303)	10.08

Outstanding - March 31, 2011	10,258	$7.87	7.43	$9,789

Vested or expected to vest - March 31, 2011	9,803	$7.77	7.34	$9,785

Options exercisable - March 31, 2011	5,177	$6.00	6.19	$9,508

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and assumptions as to the fair value of the common stock on the grant date, expected term, expected volatility, risk-free rate of interest and an assumed dividend yield.

The Black-Scholes model assumptions for the periods set forth below are as follows:

	Three Months Ended
	March 31,
	2010	2011
Risk-free interest rate	3.15%	2.68 - 3.03%
Expected term	6.25	6.25
Expected volatility	73.8%	73.6%
Expected dividends	0%	0%

The Company derived the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted average expected term of options using the simplified method as prescribed by the Stock Compensation Subtopic of the Codification. This decision was based on the lack of relevant historical data due to the Company’s limited operating experience. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of the Stock Compensation Subtopic, incorporating the historical volatility of comparable companies with publicly-available share prices.

The weighted average grant date fair value of options granted during the three months ended March 31, 2011 was $6.45. The intrinsic value of options exercised during the three months ended March 31, 2010 and 2011 was $17.1 million and $3.4 million, respectively. The Company received $0.5 million and $1.9 million in cash from option exercises during the three months ended March 31, 2010 and 2011, respectively.

Restricted Stock Units—During the three months ended March 31, 2011, the Company granted restricted stock unit awards to certain executives. The restricted stock unit awards generally vest over a four-year period and upon vesting the Company issues shares of common stock. The following table summarizes the Company’s restricted stock unit award activity for the three months ended March 31, 2011:

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

	Shares	Weighted Average Fair Value
	(In thousands)

Non-vested - January 1, 2011	203	$10.13

Granted	—	—
Vested	—	—
Forfeited	(20)	10.11

Non-vested - March 31, 2011	183	$10.13

The fair value of restricted stock unit awards is determined based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the grant date.

9. Related Party Transactions

Transactions with Joint Venture Partner’s Affiliate—In December 2009, the Company entered into a joint venture (the “Joint Venture”) with an automaker in China (the “Chinese Automaker”) to assist the Company in growing business and sales in China’s transportation industry. The Company entered into two development agreements with the Chinese Automaker. During the three months ended March 31, 2010 and 2011, the Company recorded revenue related to the development and supply agreements with the Chinese Automaker of $0.7 and $0.1 million, respectively. As of December 31, 2010 and March 31, 2011, $0.5 million and $0.2 million, respectively, is recorded in deferred revenue on the condensed consolidated balance sheets related to the development and supply agreements, which will be recognized upon completion and acceptance of the deliverables. As of December 31, 2010 and March 31, 2011, the balance due from the automaker was $1.9 million and $0.3 million, respectively, which is included within accounts receivable, net on the condensed consolidated balance sheets.

Transactions with Cost-Method Investment—In January 2010, the Company entered into a supply agreement with the Automaker in which the Company also holds an investment of preferred stock. The Company recognizes revenue on product shipments to the Automaker, within the condensed consolidated statements of operations, when all revenue recognition criteria are met. During the three months ended March 31, 2010 and 2011, the Company recorded $0 and $1.7 million of revenue from the Automaker, respectively. The balance due from the Automaker as of December 31, 2010 and March 31, 2011, of $0.6 million and $2.1 million, respectively, is included within accounts receivable, net on the condensed consolidated balance sheets.

Transactions with Equity-Method Investment—During March 2010, the Company entered into a technology license contract to license certain patents and technology to the Company’s Joint Venture for the term of the Joint Venture, which extends to April 28, 2030. In conjunction with the license agreement, the Joint Venture paid the Company the first payment of the license fee of $1.0 million in 2010. Revenue on the license fee will be amortized over the term of the license. Revenue recognition is expected to commence upon the successful completion of training provided to employees of the Joint Venture. As of December 31, 2010 and March 31, 2011, the $1.0 million of the license fee is recorded in deferred revenue on the condensed consolidated balance sheets. During December 2010, the Company entered into a service agreement to provide technical development, design, analysis and consultation services to the Joint Venture. Additionally, the Company entered into an agreement to provide sample battery system packs to the Joint Venture. For the three months ended March 31, 2011, the Company recognized $0.3 million of revenue and at December 31, 2010 and March 31, 2011 the Company deferred $0.2 million and $0 million, respectively, of service and product revenue related to the service agreement and initial sample shipments. As of December 31, 2010 and March 31, 2011, $0.5 million and $0.6 million are included within accounts receivable, net on the condensed consolidated balance sheets for amounts due from the Joint Venture.

10.  Subsequent Events

In April 2011, the Company issued $143.8 million in principal of convertible unsecured subordinated notes (the “Convertible Notes”) and issued 20.2 million shares of the Company’s common stock at $6.00 per share for net proceeds after deducting issuance costs of $138.8 million and $115.1 million, respectively.  The Convertible Notes bear interest at 3.75%, which shall be payable semi-annually in arrears on April 15 and October 15 each year, beginning on October 15, 2011, and mature on April 15, 2016.  Holders may surrender their Convertible Notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the third business day immediately preceding the maturity date. The initial conversion rate of 138.8889 shares of common stock per $1,000 aggregate principal amount of Convertible Notes, equivalent to a conversion price of approximately $7.20 per share of our common stock, is subject to adjustment in certain events.  Upon conversion, the Company will deliver shares of common stock.  If the Company undergoes a fundamental change (as defined in the prospectus supplement relating to the notes), holders of the Convertible Notes have the option to require the Company to repurchase all or any portion of their Convertible Notes. The Company

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

may not redeem the Convertible Notes prior to the maturity date.  The Company intends to use the net proceeds from the offerings for general corporate purposes and to fund the manufacturing expansion. Pending use, the Company intends to invest the net proceeds from the common stock and Convertible Notes offerings in interest-bearing investment-grade securities.

The Company has evaluated the period from March 31, 2011, the date of the condensed consolidated financial statements, to the date of the issuance and filing, and has determined that, other than disclosed above, no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or require additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2011. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We design, develop, manufacture and sell advanced, rechargeable lithium-ion batteries and battery systems. Our target markets are the transportation, electric grid services and commercial markets.

We market and sell our products primarily through a direct sales force. In the transportation market, we are focusing sales of our batteries and battery systems to automotive and heavy duty vehicle manufacturers either directly or through tier 1 suppliers. We work with automotive and heavy duty vehicle manufacturers directly to educate and inform them about the benefits of our technology for use in hybrid electric vehicles, or HEVs, plug-in hybrid electric vehicles, or PHEVs, and electric vehicles, or EVs, and are engaged in design and development efforts with several automotive and heavy duty vehicle manufacturers and tier 1 suppliers. At the same time, we work with tier 1 suppliers who are developing integrated solutions using our batteries. In the electric grid services market, our sales have been initiated directly by our sales force. In the commercial market, our sales are made both directly and indirectly through distributors with key accounts managed by our sales personnel. We have entered into an exclusive agreement to license certain of our technology in the field of commercial electronic devices (excluding power tools and certain other consumer products) and expect to receive royalty fees on net sales of licensed products that include our technology. We expect to continue to expand our sales presence in Europe and Asia as our business in those regions continues to grow. We expect international markets to provide increased opportunities for our products.

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

We have been expanding our manufacturing capacity since inception, including the current expansion of our Livonia and Romulus, Michigan facilities, and we intend to further expand our manufacturing capacity by constructing more manufacturing lines, primarily in Michigan. We are currently in transition, as we are expanding capacity in anticipation of increased demand for our prismatic cells as we expect transportation product revenues to increase in future periods. We intend to further accelerate the expansion of our manufacturing capacity subject to actual and anticipated future demand for our products and the receipt of additional stimulus funds from the U.S. and state governments. In the first quarter of 2010, we began making investments against plans to further expand the final assembly capacity of our Michigan facilities. Based on new design wins and our demand estimates, we have approved plans to increase our capacity in Michigan, resulting in a worldwide capacity of over 760 million watt hours. We believe that increases in production capacity have had, and will continue to have, a significant effect on our financial condition and results of operations. We have made and continue to make significant up-front investments in our manufacturing capacity, which negatively impact earnings and cash balances, but we expect these investments will increase our revenue in the long term.

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

In December 2009, we executed an agreement with the DOE regarding the terms and conditions of the $249.1 million grant awarded under the DOE’s Battery Initiative to fund the construction of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE will provide cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012 and for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009.  Through March 31, 2011, we have received $97.4 million in reimbursement for costs incurred. As of March 31, 2011, we have incurred additional allowable costs entitling us to receive $3.1 million in reimbursements, which have been recorded as a receivable.

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

In October 2009, we entered into a High-Tech Credit agreement with the Michigan Economic Growth Authority, or MEGA, pursuant to which we are eligible for a 15-year tax credit, beginning with payments made for the 2011 fiscal year. This credit has an estimated value of up to $25.3 million, depending on the number of jobs we create in Michigan. In November 2009, we entered into a Cell Manufacturing Credit agreement with MEGA pursuant to which we are eligible for a credit equal to 50% of our capital investment expenses commencing January 2009, up to a maximum of $100 million over a four-year period related to the construction of our integrated battery cell manufacturing plant. The tax credit proceeds shall not exceed $25.0 million per year beginning with the tax year of 2012. We are required to create 300 jobs no later than December 31, 2016 in order for the tax credit proceeds to be non-refundable. The tax credit is subject to a repayment provision in the event we relocate 51% or more of the 300 jobs outside of the State of Michigan within three years after the last year we received the tax credit. Through March 31, 2011 we have incurred expenses of $158.8 million in qualified expenses related to the construction of the Livonia and Romulus facilities. When we have met the filing requirements for the tax year ending December 31, 2012, we expect to begin receiving $79.4 million in proceeds related to these expenses limited to $25.0 million per year over a four year period. As of March 31, 2011, we have recorded an undiscounted receivable of $79.4 million, as it is reasonably assured that we will comply with the conditions of the tax credit and will receive proceeds. Upon recording the receivable, we reduced the basis in the fixed assets acquired in accordance with the tax credit and this will be recognized in the condensed consolidated statements of operations over their estimated useful lives of the depreciable asset as reduced depreciation expense.

Financial Operations Overview

Revenue

We derive revenue from product sales and providing services.

Product Revenue.  Product revenue is derived from the sale of our batteries and battery systems. For the three months ended March 31, 2010 and 2011, product revenue represented 81% and 85% of our total revenue, respectively.

A significant portion of our revenue is generated from a limited number of customers. Two of our largest customers (BAE Systems, or BAE, and AES Energy Storage, LLC, or AES) accounted for approximately 56% and 11% of our total revenue during the three months ended March 31, 2010 and 2011, respectively.  Additionally, we had one customer which represented 12% of our total revenue during the three months ended March 31, 2011.  We expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future. As we increase our focus on the transportation and electric grid markets, BAE,

AES and Fisker are expected to represent a significant portion of our revenue in the near term, and the loss of BAE, AES or Fisker as a customer could have a material adverse effect on our short-term revenue. We expect the transportation market and the electric grid market to represent the largest portion of our revenue in the near and long term.

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

Deferred Revenue.  We record deferred revenue for product sales and services in several different circumstances. These circumstances include (i) the products have been delivered or services have been performed but other revenue recognition criteria have not been satisfied, (ii) payments have been received in advance of products being delivered or services being performed and (iii) when all other revenue recognition criteria have been met, but we are not able to reasonably estimate the warranty expense. Deferred revenue includes customer deposits and up-front fees associated with service arrangements. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue. Deferred revenue will vary depending on the timing and amount of cash receipts from customers and can vary significantly depending on specific contractual terms. As a result, deferred revenue is likely to fluctuate from period-to-period. We have received and recorded as deferred revenue a total of $28.0 million in up-front, support and additional payments in connection with our license agreement with Gillette. In addition, the agreement requires Gillette to pay us royalty fees on net sales of products that include our technology. We have agreed with Gillette that if, during a certain period following execution of the license agreement, we enter into an agreement with a third party that materially restricts Gillette’s license rights under the license agreement, then we may be required to refund to Gillette all license and support fees paid to us by Gillette under the license agreement, plus, in certain cases, an additional amount to cover Gillette’s capital and other expenses paid and/or committed by Gillette in reliance upon its rights under the license agreement. Revenue recognition is expected to commence upon successful transfer of technology know how to Gillette. The license and support fee will be recognized on a straight-line basis over the longer of the patent term or the expected customer relationship.

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

However, pending the qualification and production ramp-up at our Michigan facilities, we are currently producing the majority of our cells in a low-volume pilot production plant. Utilizing a pilot production plant imposes capacity constraints, limiting our ability to produce at higher volumes and decrease our per-unit cost of goods sold, thereby contributing to our negative gross margins. As we ramp-up production at our Michigan facilities, we anticipate a significant increase in production volumes and therefore lower per-unit costs.

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

Operating Expenses

Operating expenses consist of research, development and engineering, sales and marketing, general and administrative and production start-up expenses. Personnel-related expenses comprise the most significant component of these expenses. We hired a significant number of new employees in order to support our growth and increase in our infrastructure. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. During the third quarter of 2010, we opened our manufacturing facility in Livonia, Michigan, and our Livonia facility was qualified for production in December 2010. The Romulus facility began qualification for production in the first quarter of 2011.

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

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of personnel-related expenses, travel and other out-of-pocket expenses for marketing programs, such as trade shows, industry conferences, marketing materials and corporate communications, facilities costs and other related overhead. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers, systems integrators and strategic partners on a global basis. Accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars but decrease as a percentage of revenue in the long term.

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

Production Start-up Expenses.  Production start-up expenses consist of salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it is qualified for production, including the cost of raw materials, and the related labor and overhead, run through the production line during the qualification phase. We expect to incur additional production start-up expenses in the near term related to our facility in Romulus, Michigan and the qualification of our second production line in Livonia, Michigan. The Livonia facility began qualification for production in the third quarter of 2010 and the first production line was qualified in December 2010. The Romulus facility began qualification for production in the first quarter of 2011.

Other Income (Expense), Net.  Other income (expense), net consists primarily of interest income on cash balances, interest expense on borrowings, foreign currency-related gains and losses, equity earnings and other gains or losses. We have historically invested our cash in money market investments. Our interest income will vary each reporting period depending on our average cash balances during the period and the current level of interest rates. Similarly, our foreign currency-related gains and losses will also vary depending upon movements in underlying exchange rates.  Other income includes equity losses related of our proportional share of earnings in investments accounted for under the equity method and will vary each reporting period depending on the earnings or losses of these entities and gains or losses on long-term investments will vary each reporting period depending on the timing of any joint ventures or other equity investments we may enter into, the investment made by us, and the ongoing operations of the investee.  Additionally, for the three months ended March 31, 2011, other income includes the gain recognized on the deconsolidation of our joint venture previously consolidated as a variable interest entity.

Provision for Income Taxes.  Through March 31, 2011, we incurred net losses since inception and have not recorded provisions for U.S. federal income taxes since the tax benefits of our net losses have been offset by valuation allowances.

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

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary, however, should be considered along with the factors identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 11, 2011, and elsewhere in this report.

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

•

We build our manufacturing capacity based on estimated demand from existing supply agreements, from our projection of future development and supply agreement wins and from anticipated timelines of customer orders. Increases in production capacity have had, and will continue to have, an effect on our financial condition and results of operations. Our business revenues and profits will depend upon our ability to enter into and complete development and supply agreements, successfully complete these capacity expansion projects, achieve competitive manufacturing yields and drive volume sales consistent with our demand expectations.

•

Our revenues are expected to continue to come from a relatively small number of customers for the foreseeable future. The loss of one of our two most significant customers, several of our smaller customers, or one of our existing supply agreements for significant future revenues, could materially harm our business.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below.

•	Revenue recognition;

•	Product warranty obligations;

•	Inventory;

•	Impairment of long-lived assets;

•	Government grants;

•	Investments in non-public companies.

During the three months ended March 31, 2011, there were no significant changes in our critical accounting policies or estimates. See our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011, for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods (in thousands):

	March 31,
	2010	2011

Revenue:
Product	$19,774	$15,458
Services	4,694	2,639

Total revenue	24,468	18,097

Cost of revenue:
Product	22,354	31,096
Services	4,155	2,478

Total cost of revenue	26,509	33,574

Gross loss	(2,041)	(15,477)

Operating expenses:
Research, development and engineering	14,116	20,359
Sales and marketing	2,800	4,082
General and administrative	8,240	9,111
Production start-up	1,811	4,621

Total operating expenses	26,967	38,173

Operating loss	(29,008)	(53,650)

Other income (expense):
Interest, net	(218)	(641)
Gain on foreign exchange	245	2
Other income, net	—	1,026

Total other income, net	27	387

Loss from operations, before tax	(28,981)	(53,263)

Provision for income taxes	121	410

Net loss	(29,102)	(53,673)

Less: Net loss attributable to the noncontrolling interest	77	27

Net loss attributable to A123 Systems, Inc.	$(29,025)	$(53,646)

Other Operating Data:
Shipments (in watt hours, or Wh) (in thousands)	16,252	14,326

Three Months Ended March 31, 2010 and 2011

Revenue

	Three Months Ended March 31,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Revenue
Product
Transportation	$10,250	$12,314	$2,064	20.1%
Commercial	4,284	3,134	(1,150)	-26.8%
Electric grid	5,240	10	(5,230)	-99.8%

Total product	19,774	15,458	(4,316)	-21.8%
Services	4,694	2,639	(2,055)	-43.8%

Total revenue	$24,468	$18,097	$(6,371)	-26.0%

Product Revenue.  The increase in sales in the transportation industry of $2.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to the transition of several of our customers from development programs to prototype production programs.  These increases were partially offset by a decrease of $6.4 million in sales to BAE. In the future, we expect sales to BAE to decrease as a percentage of revenue as revenue from other customers increases. The decrease in sales in the commercial industry of $1.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to a decrease in sales to a commercial customer and its affiliates of $1.6 million, partially offset by an increase of $0.4 million in sales to other commercial customers. Sales to customers in the electric grid industry decreased by $5.2 million due to the timing of electric grid storage system shipments and the timing of revenue recognition.

Services Revenue.  The decrease in services revenue was related to the decrease in revenue from government agency research contracts, which was primarily due to the timing of project milestones and revenue recognition on active projects.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended March 31,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Product	$22,354	$31,096	$8,742	39.1%
Services	4,155	2,478	(1,677)	-40.4%

Total cost of revenue	$26,509	$33,574	$7,065	26.7%

Gross profit (loss)

Product	$(2,580)	$(15,638)	$(13,058)	506.1%
Services	539	161	(378)	-70.1%

Total gross profit (loss)	$(2,041)	$(15,477)	$(13,436)	658.3%

Cost of Product Revenue. The increase in cost of product revenue was primarily due to an unfavorable change in the mix of products sold in the three months ended March 31, 2011, which included a higher ratio of prismatic cell products to cylindrical cell products, as compared to the three months ended March 31, 2010. In addition, due to low factory utilization, unabsorbed manufacturing expenses were $4.9 million for the three months ended March 31, 2010, compared to $9.5 million for the three months ended March 31, 2011.

Cost of Services Revenues. The decrease in costs of services revenue resulted from the decrease in services revenues in addition to the mix of government and non-government contracts for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Product Gross Profit (Loss). We experienced a product gross loss during the three months ended March 31, 2011, primarily due to low factory utilization and an unfavorable change in the mix of products sold in the three months ended March 31, 2011 as the three months ended March 31, 2011 included a higher ratio of prismatic cell products to cylindrical cell products, as compared to the three months ended March 31, 2010.  Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity, the timing of the production of new product designs and our ability to reduce cell costs. While we complete the expansion of our manufacturing capacity and ramp-up production volume of prismatic cells, our gross loss will be negatively affected by higher per-unit costs.  When we increase our prismatic production volumes we anticipate lower per-unit costs due to lower material costs, improved absorption of our manufacturing overhead costs, and improved efficiencies that will all drive down the per-unit prismatic cell costs, and positively impact our gross profit.  Unabsorbed manufacturing expenses were $9.5 million during the three months ended March 31, 2011.  Due to unabsorbed manufacturing costs, we anticipate our gross profit or loss will vary significantly from period-to period going forward.

Services Gross Profit. Services gross profit decreased in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to the decrease in services revenue and the timing of project milestones.  We recognize services project costs as incurred and, for programs which include milestones, we recognize services revenue upon the completion of project milestones when collectability is reasonably assured.  As such, our services gross profit will fluctuate period over period.

Operating Expenses

	Three Months Ended March 31,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Operating expenses
Research, development and engineering	$14,116	$20,359	$6,243	44.2%
Sales and marketing	2,800	4,082	1,282	45.8%
General and administrative	8,240	9,111	871	10.6%
Production start-up	1,811	4,621	2,810	155.2%

Total operating expenses	$26,967	$38,173	$11,206	41.6%

Research, Development and Engineering Expenses. A portion of research, development and engineering expenses was offset by cost-sharing funding. Our research, development and engineering expenditures are summarized as follows:

	Three Months Ended March 31,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenses
Aggregated research, development and engineering expenditures	$14,655	$21,311	$6,656	45.4%
Research, development and engineering reimbursements	(539)	(952)	(413)	76.6%

Research, development and engineering expenses	$14,116	$20,359	$6,243	44.2%

The increase in research, development and engineering expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily attributable to an increase of $5.3 million in personnel-related expenses associated with an increase in research, development and engineering personnel who primarily focus on process improvement, material science chemistry and battery and battery systems technology and who support the increase in customer product development programs.  Also, other research, development and engineering cost increased by $0.9 million in the three months ended March 31, 2011. Research, development and engineering expense was 58% of revenue for the three months ended March 31, 2010, compared to 112% for the three months ended March 31, 2011.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily attributable to an increase of $1.3 million in personnel-related expenses associated with an increase in sales and marketing personnel.  Sales and marketing expense was 11% of revenue for the three months ended March 31, 2010, compared to 23% for the three months ended March 31, 2011.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to an increase in personnel-related expenses of $0.9 million, associated with an increase in general and administrative personnel.  General and administrative expense was 34% of revenue for the three months ended March 31, 2010, compared to 50% for the three months ended March 31, 2011.

Production start-up. A portion of production start-up expenses was offset primarily by government grant funding. Our production start-up expenditures are summarized as follows:

	Three Months Ended March 31,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Production start-up expenditures
Aggregated production start-up expenditures	$2,105	$6,997	$4,892	232.4%
Production start-up reimbursements	(294)	(2,376)	(2,082)	708.2%

Production start-up expenses	$1,811	$4,621	$2,810	155.2%

The increase in production start-up expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to increased production start-up expenses related to our manufacturing expansion at our Romulus, Michigan facility. This increase was partially offset by cost offsets from government grant funding totaling $2.4 million. Production start-up expenses were 7% of revenue for the three months ended March 31, 2010, compared to 26% for the three months ended March 31, 2011.

Other Income (Expense), Net

	Three Months Ended March 31,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest income, net	$(218)	$(641)	$(423)	194.0%
Gain on foreign exchange	245	2	(243)	99.2%
Other income, net	—	1,026	1,026	100.0%

Total other income, net	$27	$387	$360	1333.3%

The change in interest, net for the three months ended March 31, 2011 was due to an increase in interest expense due to capital lease obligations outstanding during the three months ended March 31, 2011. The decrease in net foreign exchange gains for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, is due to the effect of currency exchange rate changes on transactions that are non U.S. dollar denominated and charged or credited to earnings. Other income is primarily due to a gain of $1.2 million recognized on the deconsolidation of our joint venture which was previously consolidated as a variable interest entity.  This gain is partially offset by losses recognized on our Chinese joint venture and losses recognized on our investment in 24M Technologies, Inc., a privately-held company, both accounted for under the equity method.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2010 and 2011 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2010	2011

Net cash used in operating activities	$(23,965)	$(48,478)
Net cash used in investing activities	(21,528)	(33,204)
Net cash (used in) provided by financing activities	(1,092)	1,659
Effect of foreign exchange rates on cash and cash equivalents	(20)	(13)

Net decrease in cash and cash equivalents	$(46,605)	$(80,036)

Since inception, we have funded our operations primarily through private placements of preferred stock and common stock, public offerings of common stock and convertible debt securities, demand notes, term loans, credit facilities and government grants.  As of March 31, 2011, we had cash and cash equivalents of $136.8 million and accounts receivable of $26.4 million.  During the three months ended March 31, 2011, we received proceeds from government grants of $15.0 million.  As described in Note 10 to our condensed consolidated financial statements, in April 2011 we received funds of $253.9 million from the issuance of convertible subordinated debt and common stock in a public issuance, net of underwriter’s commissions and discounts and offering expenses.  In 2011 and beyond, we expect to use a significant portion of our cash for capital expenditures to increase manufacturing capacity in anticipation of increased demand for our products, including the current expansion of our manufacturing facilities in Michigan.

Cash Flows From Operating Activities

Operating activities used $48.5 million of net cash during the three months ended March 31, 2011. We incurred a net loss of $53.7 million in the three months ended March 31, 2011, which included non-cash share-based compensation expense of $3.3 million and depreciation and amortization of $4.9 million. Changes in asset and liability accounts used $2.1 million of net cash during the three months ended March 31, 2011.

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

Cash used in investing activities totaled $33.2 million during the three months ended March 31, 2011 and consisted of capital expenditures of $42.7 million primarily related to the purchase of manufacturing equipment, expenditures of $1.9 million related to the purchases of investments, an increase in restricted cash of $0.7 million, and the receipt of government grant proceeds of $12.2 million.

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

Cash Flows From Financing Activities

Cash flows from financing activities totaled $1.7 million during the three months ended March 31, 2011 and included proceeds from government grants of $0.9 million, proceeds from exercise of stock options of $1.9 million and contribution to our subsidiary from a noncontrolling interest of $0.6 million. These proceeds were partially offset by repayments on long-term debt of $1.3 million, repayments on capital lease obligations of $0.3 million and payments of $0.1 million of deferred offering costs.

Cash flows from financing activities totaled $1.1 million during the three months ended March 31, 2010 and included proceeds from government grants of $1.3 million and proceeds from exercise of stock options of $0.5 million. These proceeds were partially offset by repayments on long-term debt of $2.7 million, and repayments on capital lease obligations of $0.2 million. In future periods, we expect financing activities such as proceeds from grants, equity offerings and debt issuances to continue to be a significant source of cash.

Off-Balance Sheet Arrangements

In June 2010, we entered into a supply agreement under which we committed to minimum purchase volumes for each of the years ending December 31, 2010 through December 31, 2013 for a raw material component. If our purchase volumes during any year fail to meet the minimum purchase commitments, we are required to pay the seller a variance payment for the difference between the amount actually purchased in that calendar year and the annual minimum purchase commitment for that calendar year. We will receive a credit for the amount of the variance payment to be applied to purchases in the following year and we will have until April 1, 2015 to reclaim any variance payment resulting from the minimum purchase commitments for calendar years 2012 or 2013. The table shown below in the section titled “Contractual Obligations” shows the amount of our purchase commitments payable by year inclusive of our commitment under the supply agreement described above. For the three months ended March 31, 2011, we have purchased $2.2 million under this supply agreement.

During the periods presented, we did not have and do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our condensed consolidated balance sheet, other than the arrangement described above.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under long-term debt obligations, capital leases, operating leases, and purchase obligations which include agreements or purchase orders to purchase goods or services that are enforceable and legally binding.  A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 11, 2011.  During the three months ended March 31, 2011, there were no material changes outside the ordinary course of business in our contractual obligations or the estimated timing of the future cash payments, except as noted below.

The following is a summary of our purchase obligations as of March 31, 2011:

		Payments Due in
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Purchase obligations (1)	$132,502	$95,502	$37,000	—	—

	$132,502	$95,502	$37,000	$—	$—

(1) Capital expenditure purchase obligations include agreements or purchase orders to purchase capital goods that are enforceable and legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2011, we have not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 11, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and our interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011, we identified a material weakness in our internal control over financial reporting. We intend to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting.  We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2011, although the material weakness will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are operating effectively.

Changes in Internal Controls.  No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting other than described below.  As disclosed in Item 9A: Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 11, 2011, our former Chief Financial Officer left the company in January 2011 and, as a result, on an interim basis, our Vice President of Finance and Corporate Controller is also fulfilling the role as the interim Chief Financial Officer. Consequently, we have a lack of continuity of senior financial management.

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

On December 22, 2008, the parties jointly requested that the stay of the litigation continue pending resolution of the reexamination of the ‘640 Patent. On May 12, 2009, the PTO issued a Certificate of Reexamination for the ‘640 Patent with the amended narrower claims, thus removing the last condition for staying this litigation. As a result, while Hydro-Quebec and UT may assert the narrower claims of the Certificate of Reexamination against any alleged infringer, including us, they are unable to continue to assert the original claims of the ‘382 Patent and the ‘640 Patent against us. On June 11, 2009, we filed a motion to reopen the lawsuit in Massachusetts pursuant to the court’s deadline to file within 30 days of the conclusion of the PTO’s reexamination. On September 28, 2009, the Massachusetts court entered an order denying that motion, which we appealed on October 27, 2009 to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Circuit upheld the Massachusetts court’s decision on November 10, 2010. On July 22, 2009, Hydro-Quebec and UT sent us a proposed Second Amended Complaint in the Texas litigation, which was filed with the Texas court on August 27, 2009 and we were granted several unopposed extensions to file our response. The Texas court re-opened the case and lifted the stay on October 26, 2009. The Texas court held a hearing with the parties on May 14, 2010 and extended a schedule for the case leading to a claim construction hearing, which was held on December 2, 2010.  On March 29, 2011, the Texas court issued a Memorandum Opinion and Order on Claim Construction.  Although the Texas court did not adopt all of our constructions, we believe that the Texas court’s claim constructions are favorable to us on the key claim terms at issue and support our non-infringement position.  The judge ordered the parties to submit their joint status report on or before April 26, 2011.  The parties submitted the joint status report on April 26, 2011 in accordance with the court’s order, which included the proposed deadlines for discovery and pre-trial motions.  The court issued a scheduling order on April 27, 2011 with trial set to begin in December 2011.

We expect that the Texas litigation could take as long as seven months or more to reach trial, if at all. We believe that we do not infringe either UT patent, including the ‘382 Patent and the ‘640 Patent following reexamination, and that we have other meritorious defenses, and we intend to continue to vigorously defend our products and intellectual property rights. The ‘382 and ‘640 Patents include claims that claim to cover battery cathode material having a particular crystal structure and chemical formula, which Hydro-Quebec and UT claim our cathode material infringes. We believe, and contend in the lawsuits, that our cathode material has a different crystal structure and chemical formula that is not covered by the ‘382 and ‘640 patents. However, due to the nature of the litigation, we cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. Although Hydro-Quebec and UT have not specified in their complaint the nature or extent of their damages, they have asked for injunctive relief and we believe that they would likely seek substantial damages that could involve both one-time payments and on-going amounts. Regardless of the ultimate outcome of the litigation, it could result in significant legal expenses and diversion of time by our technical and managerial personnel. Additionally, we have agreed to defend and indemnify the other named business partner for its legal costs in defending this litigation and any damages that may be awarded. The results of these proceedings are uncertain, and there can be no assurance that they will not have a material adverse effect on our business, operating results, and financial condition.

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

We have never been profitable. We experienced net losses of $86.6 million for 2009, $152.9 million for 2010 and $53.7 million for the three months ended March 31, 2011. We expect we will continue to incur net losses in the near term. We expect to incur significant future expenses as we develop and expand our business and our manufacturing capacity. In addition, as a public company, we have incurred and will continue to incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain.

To rapidly develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital over the last several years. We have had negative cash flow before financing activities of $114.7 million for 2009, $250.4 million for 2010 and $81.7 million for the three months ended March 31, 2011. We anticipate that we will continue to have negative cash flow for the foreseeable future as we continue to make significant future capital expenditures to expand our manufacturing capacity and incur increased research, development and engineering, sales and marketing, general and administrative and production start-up expenses. Our business will also require significant amounts of working capital to support our growth. Therefore, we may need to raise additional capital from investors to achieve our expected growth, and we may not achieve sufficient revenue growth to generate positive future cash flow. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

If we are unable to obtain supplies of materials we use in the electrode coating process of our batteries sufficient to meet our planned demand levels, our results of operations could be materially adversely affected.

Our supply of materials we use in the electrode coating process of our batteries was disrupted by the earthquake and tsunami that occurred in Japan on March 11, 2011. We currently have inventory of these materials on hand and in transit that we believe will support our manufacturing operations through July 20, 2011. However, if we are not able to obtain these or additional materials from our supplier, or if there is a prolonged disruption in our suppliers’ manufacturing capability and we are delayed or are not able to qualify a second source of supply, our results of operations would be materially adversely affected and we would not be able to achieve our planned financial results. In addition, although we are not currently aware of any other supply issue related to the earthquake in Japan affecting our business, there have been many reports of disruption in the automotive supply chain as a result of the earthquake. Our automotive customers comprise a substantial portion of our current and projected future revenue, and any such disruption in their supply chain or further disruption in our supply chain, or even the potential for such disruption, could cause delays in our programs and have a material adverse affect on our business, results of operations and financial outlook.

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

We may require additional capital in the future to fund our growth and expansion plans and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline. For example, in April 2011, we issued 20.2 million shares of common stock and $143.8 million in principal of convertible unsecured subordinated notes.  The issuance of shares pursuant to these transactions resulted in dilution to stockholders who held our common stock prior to such transactions.  Stockholders will also experience further dilution if holders of the convertible notes choose to convert such notes into shares of our common stock.

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

We expect to rely on our supply agreement with Fisker Automotive, Inc., or Fisker, to represent a significant portion of our revenue in future periods. If Fisker is unable to fulfill its commitment under the supply agreement our revenues could be materially lower than our forecasts and we may have under-utilized manufacturing capacity.

We have a supply agreement with Fisker pursuant to which we are providing Fisker with advanced automotive battery systems over a multi-year period. If Fisker is not successful in executing on its strategic plan or does not meet the anticipated demand for our products, our revenues and profitability may be materially impacted. As we invest in capital expenditures and build our manufacturing capacity in anticipation of demand, including anticipated demand from Fisker under the supply agreement, our operating results may be adversely affected by underutilization of capacity, failure to achieve economies of scale, and reduced margins if actual orders are less than expected.

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

The size and timing of our revenue from sales to our customers is difficult to predict and is market dependent. Our sales efforts often require us to educate our customers about the use and benefits of our products, including their technical and performance characteristics. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, which is typically many months and in some cases up to five years. In some markets such as the transportation market, there is usually a significant lag time between the design phase and commercial production. We spend substantial amounts of time and money on our sales efforts and there is no assurance that these investments will produce any sales within expected time frames or at all. For example, we have previously spent substantial time and money on several designs with auto manufacturers that were ultimately awarded to another supplier. Given the potentially large size of battery development and supply contracts, the loss of or delay in the signing of a contract or a customer order could significantly reduce our revenue in any period. Since most of our operating and capital expenses are incurred based on the estimated number of design wins and their timing, they are difficult to adjust in the short term. As a result, if our revenue falls below our expectations or is delayed in any period, we may not be able to reduce proportionately our operating expenses or manufacturing costs for that period, and any reduction of manufacturing capacity could have long-term implications on our ability to accommodate future demand.

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

In January 2010, we entered into an agreement with Fisker, a privately-held company, to invest $13.0 million in cash and 479,282 shares of our common stock, which when transferred to Fisker had a value of approximately $7.5 million. In exchange, we received shares of convertible preferred stock in Fisker which are not liquid, and we do not expect that they will be liquid for some time. Our investment in Fisker exposes us to equity price risk; if Fisker does not execute on its strategic plan, our investment may not be recovered. This investment is subject to risk of changes in fair value, which could result in a material realized impairment loss.

We have identified a material weakness in our internal control over financial reporting which are unremediated and if we fail to remediate these weakness and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. We have identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management identified a material weakness in our internal controls and information technology controls over the financial statement close and reporting process for the year ended December 31, 2010. Also, our former Chief Financial Officer left the company in January 2011 and, as a result, on an interim basis, our Vice President of Finance and Corporate Controller is also fulfilling the role as the interim Chief Financial Officer. Consequently, we had a lack of continuity of senior financial management during the preparation of our annual report for the year ended December 31, 2010. For a detailed discussion of the material weakness, see “Controls and Procedures” section within Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

We are in the process of taking the necessary steps to remediate the material weakness that we identified and have made enhancements to our control procedures; however, the material weakness will not be remediated until the necessary controls have been implemented and are determined to be operating effectively. We do not know the specific time frame needed to fully remediate the material weakness identified.

We cannot assure you that our efforts to fully remediate these internal control weakness will be successful or that similar material weaknesses will not recur.

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

Although we have product liability insurance for our products, this may be inadequate to cover all potential product liability claims. In addition, while we often seek to limit our product liability in our contracts, such limits may not be enforceable or may be subject to exceptions. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse affect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. If we were to experience a large insured loss or business interruption, it might exceed our coverage limits or may not be covered, or our insurance carriers could decline to further cover us or raise our insurance rates to unacceptable levels, any of which could impair our financial position and results of operations. A successful product liability claim against us could require us to pay a substantial monetary award. We cannot assure that such claims will not be made in the future.

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

In December 2009, we formed a joint venture with SAIC Motor Co. Ltd., or SAIC, a leading automaker in China. We have a 49 percent minority interest in the joint venture, Shanghai Advanced Traction Battery Systems Co., Ltd., or ATBS, which is domiciled in Shanghai, China. Pursuant to the joint venture agreements, we will supply ATBS with battery cells and, as requested by ATBS, we have granted necessary advanced technology licenses to ATBS for the development, manufacture and service of battery systems. As of December 31, 2010, we have made the first capital contributions to ATBS in the amount of $1.9 million and expect to fund the remaining $2.8 million of required capital contribution over approximately the next twelve months.

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

Laws and regulations exist today, and additional laws and regulations may be enacted in the future, which impose environmental, health and safety controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium-ion batteries. Complying with any laws or regulations could require significant time and resources from our technical staff and possible redesign of one or more of our products, which may result in substantial expenditures and delays in the production of one or more of our products, all of which could harm our business and reduce our future profitability. The transportation of lithium and lithium-ion batteries and applicable customs duties are regulated both domestically and internationally. Compliance with these regulations, when applicable, increases the cost of producing and delivering our products.

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

Our headquarters, including administrative offices and research and development centers, are located in Massachusetts. We also operate manufacturing, logistics, sales and research and development facilities in Michigan, Missouri, China, Korea, Germany and Japan. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages. In addition, a renewed outbreak of a widespread public health problem in China or the United States could have a negative effect on our operations.

Risks Related to Intellectual Property

Third parties have asserted that they own or control patents that are infringed by our products.

We are presently involved in patent litigation with Hydro-Québec and the University of Texas, or UT, involving certain patents Hydro- Québec has licensed from UT, related to electrode materials used in lithium-ion batteries. After discussions with Hydro-Québec about the relevance of two of these patents to our products, we brought an action in the Federal District Court of Massachusetts seeking a declaratory judgment that our products do not infringe these two UT patents. In response, Hydro-Québec and the UT countersued us in the United States District Court for the Northern District of Texas. The Texas judge requested a status hearing with the parties on May 14, 2010 and entered a schedule for the case leading to a claim construction hearing which was held on December 2, 2010. On March 29, 2011, the Texas court issued a Memorandum Opinion and Order on Claim Construction.  For a more detailed discussion of our patent litigation, see Item 1 of Part II: “Legal Proceedings.”

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

We may be unable to adequately prevent disclosure or misappropriation of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality and non-compete agreements with our employees, former employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Such unauthorized disclosure may also be difficult to prevent or enforce against current or former employees in locations outside of the United States (e.g., in China) where the legal systems and law enforcement are less developed and business practices differ. In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets, and courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

•                  state ownership and/or support of competitive business entities;

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

The legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to create and enforce intellectual property rights in China. Accordingly, we may not be able to effectively protect our intellectual property rights in China against business entities, individuals and current and former employees.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  As of March 31, 2011, 31,606,815 shares of our common stock are subject to a 90-day contractual lock-up with the underwriters. These shares will be able to be sold, subject to any applicable volume limitations under federal securities law, after the earlier of the expiration of, or release from, the 90-day lock-up period.  Deutsche Bank Securities Inc. and Goldman, Sachs & Co., acting as co-representatives of the underwriters, may permit our officers, directors, employees and current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

In addition, as of March 31, 2011, there were 10,258,057 shares subject to outstanding options and 183,046 shares subject to outstanding restricted stock units that are eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act of 1933, as amended. Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders. Additional holders of our common stock have rights, subject to some conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity incentive plans, including 7,903,153 shares reserved for future issuance under our equity incentive plans, pursuant to a registration statement that was filed and became immediately effective on March 31, 2010. Once we issue these shares, they can be freely sold in the public market upon issuance.

Upon the closing of a private placement in connection with a strategic transaction on January 14, 2010, we issued 479,282 shares of common stock to Fisker Automotive Inc., or Fisker. As of March 31, 2011, all of these shares are freely tradable pursuant to a registration statement filed with the SEC that was declared effective by the SEC on March 29, 2010.  In addition, in April 2011, we issued 20.2 million shares of common stock and $143.8 million in principal of convertible unsecured subordinated notes.  The issuance of shares pursuant to these transactions resulted in dilution to stockholders who held our common stock prior to such transactions.  Stockholders will also experience further dilution if holders of the convertible notes choose to convert such notes into shares of our common stock.

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

Our management has broad discretion over the use of our cash reserves and any government grants and loans we may receive, if any, and might not apply this cash in ways that increase the value of your investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None

(b) Use of Proceeds from Public Offering of Common Stock

On September 29, 2009, we closed our IPO, in which 32,407,576 shares of common stock were sold at a price to the public of $13.50 per share. We sold 31,727,075 shares of our common stock in the offering and selling stockholders sold 680,501 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $437.5 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-152871), which was declared effective by the SEC on September 23, 2009, and a registration statement on Form S-1 (File No. 333-162090) filed pursuant to Rule 424(b) of the Securities Act. The offering commenced as of September 23, 2009 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. Incorporated and Goldman, Sachs, & Co. acted as co-representatives of the underwriters. We raised approximately $391.8 million in net proceeds after deducting underwriting discounts and commissions of $30.0 million and other estimated offering costs of $6.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).  From the effective date of the registration statement through March 31, 2011, we used approximately $357.3 million of the net proceeds primarily to fund our operations and the expansion of our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in a registered money market fund.

(c) Restrictions on dividends

We have not paid any cash dividends since inceptions and do not anticipate paying cash dividends in the foreseeable future.  Our term loan restricts our ability to pay cash dividends.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than as stated in the Exhibit Index) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A123 SYSTEMS, INC.

Date: May 10, 2011	By:	/s/ David P. Vieau
David P. Vieau
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	By:	/s/ John Granara
John Granara
Interim Chief Financial Officer and
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1 +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XTRL Taxonomy Extension Definition

+

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*

Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.