Form 10-Q
period 2011-06-30
A123 SYSTEMS, INC.
filed 2011-08-05
CIK 1167178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, there were 126,029,486 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

A123 Systems, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2011

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
EX-101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB - XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF - XTRL Taxonomy Extension Definition

Part I. Financial Information

Item 1. Financial Statements

A123 Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	June 30,
	2010	2011

ASSETS
Current assets:
Cash and cash equivalents	$216,841	$294,874
Restricted cash and cash equivalents	9,367	9,916
Accounts receivable, net	28,106	37,525
Inventory	48,787	85,980
Prepaid expenses and other current assets	8,006	12,081

Total current assets	311,107	440,376

Property, plant and equipment, net	143,998	152,125
Goodwill	9,581	9,581
Intangible assets, net	413	306
Long-term grant receivable	75,790	94,378
Deposits and other assets	11,768	8,438
Restricted cash and cash equivalents, net of current portion	1,993	2,009
Investments	21,508	22,279

Total assets	$576,158	$729,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit lines	$8,000	$8,000
Current portion of long-term debt	5,379	4,455
Current portion of capital lease obligations	1,571	1,890
Accounts payable	43,523	56,127
Accrued expenses	48,179	35,316
Other current liabilities	1,322	2,224
Deferred revenue	11,109	11,191
Deferred rent	132	190

Total current liabilities	119,215	119,393

Long-term debt, net of current portion	4,603	142,649
Capital lease obligations, net of current portion	18,655	18,135
Deferred revenue, net of current portion	29,836	29,321
Deferred rent, net of current portion	1,452	1,293
Other long-term liabilities	3,865	6,037

Total liabilities	177,626	316,828

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value—5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and June 30, 2011	—	—
Common stock, $0.001 par value—250,000,000 shares authorized; 105,194,073 and 126,024,936 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	105	126
Additional paid-in capital	790,256	914,120
Accumulated deficit	(391,228)	(500,264)
Accumulated other comprehensive loss	(935)	(1,318)

Total A123 Systems, Inc. stockholders’ equity	398,198	412,664
Noncontrolling interest	334	—

Total stockholders’ equity	398,532	412,664

Total liabilities and stockholders’ equity	$576,158	$729,492

See notes to condensed consolidated financial statements.

A123 Systems, Inc.
Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Revenue:
Product	$15,558	$29,564	$35,332	$45,022
Services	7,050	6,789	11,744	9,428

Total revenue	22,608	36,353	47,076	54,450

Cost of revenue:
Product	18,977	48,818	41,331	79,914
Services	6,580	5,066	10,735	7,544

Total cost of revenue	25,557	53,884	52,066	87,458

Gross loss	(2,949)	(17,531)	(4,990)	(33,008)

Operating expenses:
Research, development and engineering	13,832	17,434	27,948	37,793
Sales and marketing	3,366	5,070	6,166	9,152
General and administrative	8,804	9,399	17,044	18,510
Production start-up	3,606	3,497	5,417	8,118

Total operating expenses	29,608	35,400	56,575	73,573

Operating loss	(32,557)	(52,931)	(61,565)	(106,581)

Other income (expense):
Interest expense, net	(372)	(2,105)	(590)	(2,746)
(Loss) gain on foreign exchange	(1,226)	77	(981)	79
Other (expense) income, net	—	(353)	—	673
Total other expense, net	(1,598)	(2,381)	(1,571)	(1,994)

Loss from operations, before tax	(34,155)	(55,312)	(63,136)	(108,575)

Provision for income taxes	132	78	253	488

Net loss	(34,287)	(55,390)	(63,389)	(109,063)

Less: Net loss attributable to the noncontrolling interest	69	—	146	27

Net loss attributable to A123 Systems, Inc.	$(34,218)	$(55,390)	$(63,243)	$(109,036)

Net loss per share attributable to A123 Systems, Inc. - basic and diluted:	$(0.33)	$(0.44)	$(0.61)	$(0.95)

Weighted average number of common shares outstanding - basic and diluted	104,333	124,513	103,825	115,066

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

 (in thousands, except per share data)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock, $0.001 Par Value			Accumulated Deficit		Total Stockholders’ Equity	Noncontrolling Interest	Comprehensive Loss
	Shares	Amount

BALANCE - January 1, 2010	102,606	$103	$767,694	$(238,668)	$(909)	$528,220	$110
Stock-based compensation	—	—	5,133	—	—	5,133	—
Issuance of common stock	2,028	2	8,854	—	—	8,856	—
Comprehensive loss:
Net loss	—	—	—	(63,243)	—	(63,243)	(146)	$(63,389)
Foreign currency translation adjustment	—	—	—	—	255	255	—	255
Total comprehensive loss	—	—	—	—	—	—	—	$(63,134)

BALANCE - June 30, 2010	104,634	$105	$781,681	$(301,911)	$(654)	$479,221	$(36)

BALANCE - January 1, 2011	105,194	$105	$790,256	$(391,228)	$(935)	$398,198	$334
Stock-based compensation	—	—	6,721	—	—	6,721	—
Exercise of stock options	602	1	1,976	—	—	1,977	—
Vesting of restricted stock units	45	—	—	—	—	—	—
Issuance of common stock	20,184	20	115,167	—	—	115,187	—
Purchase of subsidiary shares by noncontrolling interest holder	—	—	—	—	—	—	600
Deconsolidation of subsidiary	—	—	—	—	—	—	(907)
Comprehensive loss:
Net loss	—	—	—	(109,036)	—	(109,036)	(27)	$(109,063)
Foreign currency translation adjustment	—	—	—	—	(383)	(383)	—	(383)
Total comprehensive loss	—	—	—	—	—	—	—	$(109,446)

BALANCE - June 30, 2011	126,025	$126	$914,120	$(500,264)	$(1,318)	$412,664	$—

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2010	2011

Cash flows from operating activities:
Net loss	$(63,389)	(109,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,758	10,697
Noncash rent	656	(102)
Noncash foreign exchange (gain) loss on intercompany loan	599	—
Noncash loss on equity investments	—	625
Impairment of long-lived and intangible assets	530	2,645
Gain on asset transfer and subsequent deconsolidation of Variable Interest Entity	—	(1,255)
Loss on disposal of property and equipment	119	28
Amortization of debt issuance costs and noncash interest expense	—	1,178
Stock-based compensation	5,133	6,721
Changes in current assets and liabilities, excluding the effect of deconsolidation of VIE:
Accounts receivable	(2,448)	(10,217)
Inventory	(4,540)	(37,512)
Prepaid expenses and other assets	(1,735)	(5,663)
Accounts payable	7,459	23,179
Accrued expenses	(2,369)	3,429
Deferred revenue	(4,459)	410
Other liabilities	963	1,533
Net cash used in operating activities	(55,723)	(113,367)

Cash flows from investing activities:
Increase in restricted cash	58	(565)
Purchases of and deposits on property, plant and equipment	(60,987)	(86,279)
Proceeds from government grant	26,319	26,138
Purchase of investments	(13,000)	(1,891)
Net cash used in investing activities	(47,610)	(62,597)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	115,285
Proceeds from government grant	1,250	900
Proceeds from exercise of stock options	2,259	1,977
Proceeds from issuance of debt, net of offering costs	—	139,068
Payments on long-term debt	(3,955)	(2,591)
Payments on capital lease obligations	(278)	(1,225)
Contributions from noncontrolling interest		600
Net cash (used in) provided by financing activities	(724)	254,014

Effect of foreign exchange rates on cash and cash equivalents	261	(17)

Net decrease in cash and cash equivalents	(103,796)	78,033
Cash and cash equivalents at beginning of period	457,122	216,841

Cash and cash equivalents at end of period	$353,326	$294,874

Supplemental cash flow information - cash paid for interest	$485	$351

Noncash investing and financing activities:
Purchase of equipment under capital leases	$1,235	$153
Increase in accounts payable and accrued expenses for property, plant and equipment	$28,088	$27,329
Deferred offering costs included in accounts payable and accrued expenses	$—	$341
Issuance of common stock for investment	$7,495	$—
Fulfillment of government grants with advance proceeds	$—	$226

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

Management Plan Note —In April 2011, the Company raised a total of $253.9 million of net proceeds from the issuance of $143.8 million in principal of convertible unsecured subordinated notes (the “Convertible Notes”) and the issuance of 20.2 million shares of the Company’s common stock at $6.00 per share to fund the Company’s growth and expansion plans, including funding anticipated future losses, purchase commitments and capital expenditures.  Net proceeds for the Convertible Notes and common stock offerings, after deducting issuance costs, were $138.8 million and $115.1 million, respectively.  See Note 7 for additional details of the Convertible Notes. Pending use, the Company intends to invest the net proceeds from the common stock and Convertible Notes offerings in interest-bearing investment-grade securities.

Basis of Presentation —The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2011 and for the three and six months ended June 30, 2010 and 2011 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2011.  The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of June 30, 2011 and results of its operations for the three and six months ended June 30, 2010 and 2011, and its cash flows for the six months ended June 30, 2010 and 2011. The interim results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.  In February 2011, the Company entered into an agreement to transfer certain of its assets held by its wholly owned Korean subsidiary to its joint venture with a quasi governmental entity in the Peoples’ Republic of China.  For the three and six months ended June 30, 2010 and as of December 31, 2010, the joint venture was consolidated as a variable-interest entity, but did not have a material impact on the Company’s consolidated financial operations and did not represent a material portion of the Company’s total consolidated assets.  Subsequent to the transfer in February 2011, the Company no longer is significantly involved in the operations of the joint venture and therefore no longer consolidates the joint venture; however, the Company retains a minority ownership stake in the entity which is accounted for as a cost method investment as of June 30, 2011.  The asset transfer and subsequent deconsolidation of the joint venture resulted in a $1.2 million gain recognized in other expense, net for the six months ended June 30, 2011.

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

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

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

Revenue Recognition— The Company recognizes revenue from the sale of products and delivery of services, including those products and services sold under governmental contracts. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the price to the buyer is fixed or determinable, and collectability is reasonably assured. If a sales arrangement contains multiple elements, the Company evaluates the agreement to determine if separate units of accounting exist within the arrangement. If separate units of accounting exist within the arrangement, the Company allocates revenue to each element based on the relative selling price of each of the elements.

The Company’s multiple element arrangements typically include prototypes, production units and/or engineering and design services. Generally, provided all other revenue recognition criteria have been met, the Company recognizes revenue from prototype and production units upon shipment to the customer and revenue from engineering and design services upon the completion of milestones based on the proportional performance method or based on the completed contract method if the Company does not have the ability to reasonably estimate contract costs or progress toward completion of the contract. The Company’s customers may generally cancel orders at any time prior to product shipment.

Each deliverable within a multiple-element revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis, and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company considers a deliverable to have standalone value if the Company sells this item separately, if the item is sold by another vendor, or if the item could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products. Deliverables that do not meet the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.

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

In instances where the Company has deferred revenue under various arrangements, the Company also defers the associated costs of revenue until such time that it is able to recognize the revenue. Deferred costs of revenue are classified in the condensed consolidated balance sheets in inventory as all deferred costs are expected to be recognized as cost of revenue in the condensed consolidated statement of operations within one year. As of December 31, 2010 and June 30, 2011, the Company had deferred cost of revenue, primarily related to finished goods inventory, of $1.3 million and $2.4 million, respectively.

Services Revenue

Revenue from services is recognized as the services are performed consistent with the performance requirements of the contract using the proportional performance method if the Company is able to reasonably estimate the contract cost and progress toward completion of the contract. Where arrangements include milestones or governmental approval that impact the fees payable to the Company, revenue is limited to those amounts whereby collectability is reasonably assured. The Company recognizes revenue earned under time and materials contracts as services are provided based upon actual costs incurred plus a contractually agreed-upon profit margin. The Company recognizes revenue from fixed-price contracts using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs if reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Estimates made are based on historical experience and deliverables identified in the contract and are indicative of the level of benefit provided to the Company’s clients. Project costs are based on the direct salary and associated fringe benefits of the employees on the project plus all direct expenses incurred to complete the project including sub-contractual and equipment costs where the Company is the principal in the arrangement. Under the proportional performance method, there are no costs that are deferred and amortized over the contract term.  If the Company does not have the ability to reasonably estimate contract costs or progress toward completion of the contract, the Company defers the related revenue and costs and recognizes the revenues and costs based on the completed contract method.

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

Deferred Revenue

The Company records deferred revenue for product sales and services revenue in several different circumstances. These circumstances include when (i) the Company has delivered products or performed services but other revenue recognition criteria have not been satisfied, (ii) payments have been received in advance of products being delivered or services being performed and (iii) all other revenue recognition criteria have been met, but the Company is not able to reasonably estimate the warranty expense. Deferred revenue includes customer deposits and up-front fees associated with services arrangements. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue. Deferred revenue will vary depending on the timing and amount of cash receipts from customers and can vary significantly depending on specific contractual terms.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

On November 17, 2008, the Company entered into an exclusive agreement to license certain of its technology in the field of consumer electronics devices (excluding power tools and certain other consumer products). In connection with the license agreement and modification, the Company has received and recorded as deferred revenue an up-front license, support and additional fees totaling $28.0 million. In addition, the agreement provides that the Company will be paid royalty fees on net sales of licensed products that include its technology. The Company has agreed to the terms of the license agreement that if, during a certain period following execution of the license agreement, the Company enters into an agreement with a third party that materially restricts the licensee’s rights under the license agreement or fails to provide the necessary support to enable the licensee to practice the Company’s technology, then the Company may be required to refund the licensee all license and support fees paid to cover the licensee’s capital and other expenses paid and/or committed by the licensee in reliance upon its rights under the license agreement. On April 29, 2011, the transfer of technology was completed, which allowed the Company to begin recognizing revenue on the license and support fee over the longer of the patent term or the expected customer relationship, which is 20 years.

Production start-up— Production start-up expenses consist of manufacturing salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it has been qualified for production, including the cost of raw materials run through the production line during the qualification phase. During the three and six months ended June 30, 2010 and 2011, the Company incurred production start-up expenses related to its facility in Romulus, Michigan and related to the second production line in its facility in Livonia, Michigan.  During the three and six months ended June 30, 2010, the Company also incurred production start-up expenses related to its first production line in the Livonia facility. The Livonia facility began qualification for production in the third quarter of 2010 and the first production line was qualified in December 2010. Since qualification, expenses related to the first production line in the Livonia facility are no longer included in production start-up expenses. The Romulus facility began qualification for production in the first quarter of 2011, and the Company expects to continue to incur production start-up expenses related to the Romulus facility and costs to qualify the second production line in Livonia in the near term. A portion of production start-up expenses was offset primarily by government grant funding. The following table presents production start-up expenditures included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Production start-up expenditures

Aggregated production start-up expenditures	$4,768	$4,944	$6,886	$11,941
Production start-up reimbursements	(1,162)	(1,447)	(1,469)	(3,823)
Production start-up expenses	$3,606	$3,497	$5,417	$8,118

Fair Value of Financial Instruments—As of December 31, 2010 and June 30, 2011, except for the convertible notes outstanding as of June 30, 2011, the carrying amount of all financial instruments approximate their fair values.  The carrying amount of cash, cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these items.  Management believes that the Company’s debt obligations, except for the convertible notes outstanding as of June 30, 2011, and the Company’s capital lease obligations accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.  Investments are accounted for using the cost or equity method.  The Company’s outstanding convertible notes have an estimated fair value of $131.2 million as of June 30, 2011 based on available market data.  As of June 30, 2011, the convertible notes had a carrying value of $139.6 million reflected in long-term debt in the Company’s condensed consolidated balance sheet, which reflects the face amount of $143.8 million, net of the unamortized discount.

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

Items Measured at Fair Value on a Nonrecurring Basis—During the three and six months ended June 30, 2011, long-lived assets at the Company’s China and Korean facilities with an aggregate carrying value of $2.6 million were written down to their net realizable value, resulting in an asset impairment charge of $2.6 million. This adjustment was determined by comparing the estimated value of the assets (calculated using Level 3 inputs) to the asset’s carrying value.  There were no material items measured at fair value on a nonrecurring basis as of December 31, 2010.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

Items Measured at Fair Value on a Recurring Basis—The following tables show assets measured at fair value on a recurring basis and the input categories associated with those assets (in thousands):

		As of December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset:
Money market funds	$174,603	$174,603	$—	$—
U.S. Treasury and government agency securities	17,333	—	17,333

		As of June 30, 2011
	Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market funds	$258,950	$258,950	$—	$—

Cash and cash equivalents include investments in money market fund investments that are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets. As of December 31, 2010, the Company held investments in U.S. Treasury and government agency securities that were classified as either cash equivalents or restricted cash equivalents and were measured at fair value based on inputs (other than quoted prices) that are observable for securities, either directly or indirectly.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive (in thousands):

	June 30,
	2010	2011

Convertible debt upon conversion to common stock	—	19,965
Warrants to purchase common stock	45	45
Options to purchase common stock	10,229	11,240
Unvested restricted stock units	198	1,316

	10,472	32,566

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

2.  Government Grants

Center of Energy and Excellence Grant

In February 2009, the State of Michigan awarded the Company a $10.0 million Center of Energy and Excellence grant. Under the agreement, the State of Michigan will provide cost reimbursement for 100% of qualified expenditures incurred through November 30, 2011. There are no substantive conditions attached to this award that would require repayment of amounts received if such conditions were not met. The Company received $3.0 million of this grant in March 2009 and $6.0 million of this grant in July 2010, with additional payments to be made based on the achievement of certain milestones in the facility development. Through June 30, 2011, the Company has used $8.3 million of these funds, of which $7.9 million and $0.4 million was recorded as an offset to property, plant and equipment and operating expenses, respectively.  For the three months ended June 30, 2010 and 2011 and the six months ended June 20, 2010 and 2011, $0, $0, $0.1 million and $0.1 million was recorded as an offset to operating expenses in the condensed consolidated statements of operations, respectively.  As of December 31, 2010 and June 30, 2011, $0.8 million and $0.7 million of these funds are recorded in short-term restricted cash and other current liabilities on the condensed consolidated balance sheets, respectively.

Michigan Economic Growth Authority

In April 2009, the Michigan Economic Growth Authority (“MEGA”) offered the Company certain tax incentives, which can be used to offset the Michigan Business Tax owed in a tax year, carried forward for the number of years specified by the agreement, or be paid to the Company in cash at the time claimed to the extent the Company does not owe a tax. The terms and conditions of the High-Tech Credit were established in October 2009 and the Cell Manufacturing Credit in November 2009.

High Tech Credit—The High-Tech Credit agreement provides the Company with a 15-year tax credit, based on qualified wages and benefits multiplied by the Michigan personal income tax rate beginning with payments made for the 2011 fiscal year. The tax credit has an estimated value of up to $25.3 million, depending on the number of jobs created in Michigan. The proceeds to be received by the Company will be based on the number of jobs created, qualified wages paid and tax rates in effect over the 15 year period. The tax credit is subject to a repayment provision in the event the Company relocates a substantial portion of the jobs outside the state of Michigan on or before December 31, 2026.  As of June 30, 2011, $0.6 million was recorded as an undiscounted receivable in long-term grant receivable with an offsetting balance in other long-term liabilities in the condensed consolidated balance sheet.  The balance will be recognized in the statements of operations over the term that the Company is required to maintain the required number of jobs in Michigan.

Cell Manufacturing Credit—The Cell Manufacturing Credit agreement authorizes a tax credit or cash for the Company equal to 50% of capital investment expenses related to the construction of the Company’s integrated battery cell manufacturing facilities in Michigan, commencing with costs incurred from January 1, 2009, up to a maximum of $100.0 million over a four year period. The tax credit shall not exceed $25.0 million per year and can be submitted for reimbursement beginning in tax year 2012. The Company is required to create 300 jobs no later than December 31, 2016 for the tax credit to be non-refundable. The tax credit is subject to a repayment provision in the event the Company relocates 51% or more of the 300 jobs outside of the state of Michigan within three years after the last year the tax credit is received. Through June 30, 2011, the Company has incurred $187.6 million in qualified expenses related to the construction of the Livonia and Romulus facilities. When the Company has met the filing requirements for the

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

tax year ending December 31, 2012, the Company expects to begin receiving $93.8 million in proceeds related to these expenses. As of December 31, 2010 and June 30, 2011, the Company has recorded undiscounted receivables of $75.8 million and $93.8 million, as it is reasonably assured that the Company will comply with the conditions of the tax credit and will receive the proceeds. Upon recording the receivables, the Company reduced the basis in the fixed assets acquired in accordance with the tax credit and this will be recognized in the condensed consolidated statements of operations over their estimated useful lives of the depreciable asset as reduced depreciation expense.

U.S. Department of Energy Battery Initiative

In December 2009, the Company entered into an agreement establishing the terms and conditions of a $249.1 million grant awarded under the U.S. Department of Energy (“DOE”) Battery Initiative to support manufacturing expansion of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE will provide cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012. The agreement also provides for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009. There are no substantive conditions attached to this award that would require repayment of amounts received if such conditions were not met. Through June 30, 2011, the Company has incurred $233.9 million in qualified expenses, of which 50%, or $116.9 million, are allowable costs for reimbursement, nearly all of which have been reimbursed.  For the three months ended June 30, 2010 and 2011, the Company incurred allowable costs of $26.5 million and $16.4 million, of which $1.6 million and $2.5 million was recorded as an offset to operating expenses, respectively.  For the six months ended June 30, 2010 and 2011, the Company incurred allowable costs of $24.0 million and $27.9 million, of which $2.2 million and $6.4 million was recorded as an offset to operating expenses, respectively.  As of December 31, 2010 and June 30, 2011, the Company recorded $2.1 million and $2.4 million, respectively, as receivables in prepaid expenses and other current assets in the condensed consolidated balance sheets.

3.  Inventory

Inventory consists of the following (in thousands):

	December 31, 2010	June 30, 2011

Raw materials	$18,929	$37,807
Work-in-process	27,226	45,975
Finished goods	2,632	2,198

	$48,787	$85,980

The Company’s lower of cost or market reserve as of December 31, 2010 and June 30, 2011 was $2.2 million and $9.1 million, respectively.  The lower of cost of market reserve is recorded for specific inventory items on hand with unit costs that exceed their net realizable value.  The net realizable value of inventory is calculated by taking the estimated selling price of the inventory on hand based on customer contracts and forecasted sales and subtracting the remaining costs to complete and dispose of the inventory.

4.  Property, Plant and Equipment

For government grants related to capital expenditures, the Company recognizes the reimbursement as a reduction of the basis of the asset and a reduction to depreciation expense over the useful life of the asset. Property, plant and equipment consists of the following (in thousands):

	December 31, 2010	June 30, 2011

Computer equipment and software	$11,913	$16,642
Furniture and fixtures	3,415	5,307
Automobiles	404	485
Machinery and equipment	122,187	150,049
Buildings	26,810	26,499
Leasehold improvements	34,540	54,742
Property, plant and equipment not in service	154,357	160,319

Property, plant and equipment, basis	353,626	414,043

Less reduction for costs reimbursed under government grants	164,999	209,532

Property, plant and equipment, carrying value	188,627	204,511

Less accumulated depreciation, net	44,629	52,386

Property, plant and equipment, net	$143,998	$152,125

The Company has deposits for equipment not yet received of $11.6 million and $6.1 million at December 31, 2010 and June 30, 2011, respectively, included within deposits and other assets in the condensed consolidated balance sheets. These deposits are reported net of contra deposit balances related to reimbursements under government grants of $1.7 million and $0.8 million at December 31, 2010 and June 30, 2011, respectively.

Property, plant and equipment under capital lease consists of the following (in thousands):

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

	December 31, 2010	June 30, 2011

Computer equipment and software, at cost	$2,758	$2,911
Buildings, at cost	16,446	16,446
Leasehold improvements, at cost	2,091	2,091
Accumulated depreciation	(1,631)	(2,324)

Property, plant and equipment under capital lease, net	$19,664	$19,124

Net depreciation expense for the three months ended June 30, 2010 and 2011 and for the six months ended June 30, 2010 and 2011 was $3.9 million, $5.7 million, $7.5 million and $10.6 million, respectively. For the three months ended June 30, 2010 and 2011 and for the six months ended June 30, 2010 and 2011, the Company recorded $0.1 million, $3.4 million, $0.1 million and $6.1 million, respectively, as a reduction to depreciation expense related to reduced carrying value due to government grant reimbursements.

5.  Investments

Cost-Method Investments

In January 2010, the Company entered into an agreement to purchase preferred stock of a maker of plug-in hybrid electric vehicles in the United States (the “Automaker”). The Company agreed to invest (i) cash of $13.0 million;  and (ii) shares of the Company’s common stock, which, when transferred to the Automaker, had a fair market value of $7.5 million. As of December 31, 2010 and June 30, 2011, the Company has recorded an investment of $20.5 million in the condensed consolidated balance sheets. The Company is accounting for its investment under the cost method. Through June 30, 2011, there have been no changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Equity-Method Investments

In December 2009, the Company entered into a joint venture agreement with an automaker in China to assist the Company in growing its business and sales in China’s transportation industry and created Shanghai Advanced Traction Battery Systems, Co. Ltd. (the “Joint Venture”). Under the terms of the joint venture agreement, the Company was required to invest $4.7 million into the Joint Venture over a period of approximately 15 months, in return for a 49% interest in the Joint Venture. The Company made the first capital contribution of $1.9 million to the Joint Venture in July 2010 and the second capital contribution of $1.4 million in January 2011. The Company made the final capital contribution of $1.4 million in July 2011.  The Company is accounting for its investment under the equity method.

In August 2010, the Company entered into an agreement to transfer certain patents held by the Company to a privately-held company, 24M Technologies, Inc. (“24M”), in return for a 12% ownership interest in 24M. The Company is accounting for its investment under the equity method as it has determined it has significant influence over the operating and financial decisions of the third party.  The Company has recorded the investment on the condensed consolidated balance sheet at the fair value of the ownership interest received net of accumulated losses recognized under the equity method.

For the three and six months ended June 30, 2011, the Company recorded $0.4 million and $0.6 million in the consolidated statements of operations related to its share of losses in investments accounted for under the equity method.  The Company did not record any income or loss related to its investments accounted for under the equity method in the three and six months ended June 30, 2010.

6.  Commitments and Contingencies

Litigation— In November 2005, the Company received a letter asserting that it was infringing upon certain U.S. patents. In April 2006, the Company commenced an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the patents in question were not infringed by the Company’s products and that the patents claiming to be infringed upon are invalid. On September 11, 2006, a countersuit was filed against the Company and two of its business partners in the United States District Court for the Northern District of Texas alleging infringement of these patents. In October 2006 and January 2007, the U.S. Patent and Trademark Office (“PTO”) granted the Company’s request for reexamination of the two patents. In January and February 2007, the two suits were stayed pending the reexamination. The reexaminations of the two patents were concluded on April 15, 2008 and May 12, 2009, respectively. As a result, the scope of the claims in each patent were narrowed from those of the original claims made. The Company filed a motion to re-open the litigation in the United States District Court for the District of Massachusetts on June 11, 2009. On September 28, 2009, the Massachusetts court entered an order denying that motion, which the Company appealed on October 27, 2009 to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Court upheld the Massachusetts Court’s decision on November 10, 2010. On July 22, 2009, the

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

Company was sent a proposed Second Amended Complaint which the complainants intend to seek leave to file with the Texas court in light of the PTO’s reexaminations. On August 27, 2009, Hydro-Quebec and The University of Texas (“UT”) filed a Motion for Leave to File Second Amended Complaint and Jury Demand in the United States District Court for the Northern District of Texas and the Company was granted several unopposed extensions to file its response. Hydro-Quebec and UT filed for leave to file an Amended Motion for Leave to File Second Amended Complaint and Jury Demand on April 1, 2010 and the Company filed its opposition to this application on April 22, 2010. The judge held a status hearing with the parties on May 14, 2010 and entered a schedule for the case leading to a claim construction hearing, which was held on December 2, 2010. On March 29, 2011, the United States District Court for the Northern District of Texas issued a Memorandum Opinion and Order on Claim Construction. The judge has ordered the parties to submit their joint status report on or before April 26, 2011.  The parties submitted the joint status report on April 26, 2011 in accordance with the court’s order, which included the proposed deadlines for discovery and pre-trial motions.  The court issued a scheduling order on April 27, 2011 with trial set to begin in December 2011. The Company has agreed to defend and indemnify the other named business partner for its legal costs in defending this litigation and any damages that may be awarded. The Company is unable to predict the outcome of this matter, and therefore no accrual has been established for this contingency.  On June 7, 2011, Hydro-Quebec filed a new complaint in the United States District Court for the Northern District of Texas against the Company and other companies alleging infringement of a newly-issued continuation patent to one of the patents in the existing action.  Hydro-Quebec has amended this complaint to include three additional continuation patents that have subsequently issued.  The Company has requested reexamination by the PTO of three of the continuation patents in suit.  As of August 1, 2011, Hydro-Quebec had not served the complaint or any of the amended complaints on the Company.  On June 27, 2011, the parties engaged in a court ordered mediation session in New York City before the Honorable John Lifland, a retired federal judge, and discussions are on-going.

7.  Financing Arrangements

Long-Term Debt—Long-term debt consists of the following (in thousands):

	December 31, 2010	June 30, 2011

Convertible notes	$—	$139,635
Term loan	7,069	4,570
Mass Clean Energy loan	2,534	2,611
Korean subsidiary debt
Technology funds loan	44	15
Korean government loans	335	273

Total	9,982	147,104
Less amounts classified as current	5,379	4,455

Long-term debt	$4,603	$142,649

Convertible Notes— In April 2011, the Company issued $143.8 million in principal of convertible unsecured subordinated notes (the “Convertible Notes”).  The Convertible Notes bear interest at 3.75%, which is payable semi-annually in arrears on April 15 and October 15 each year, beginning on October 15, 2011, and mature on April 15, 2016.  Holders may surrender their Convertible Notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the business day immediately preceding the maturity date.  The initial conversion rate of 138.8889 shares of common stock per $1,000 aggregate principal amount of Convertible Notes, equivalent to a conversion price of approximately $7.20 per share of the Company’s common stock, is subject to adjustment in certain events.  Upon conversion, the Company will deliver shares of common stock.  If the Company undergoes a fundamental change (as defined in the prospectus supplement relating to the Convertible Notes), the holders of the Convertible Notes have the option to require the Company to repurchase all or any portion of their Convertible Notes. The Company may not redeem the convertible notes prior to the maturity date.

The Company recorded a debt discount to reflect the value of the underwriter’s discounts and commissions.  The debt discount is being amortized as interest expense over the term of the Convertible Notes.  As of June 30, 2011, the unamortized discount was $4.1 million and the carrying value of the Convertible Notes, net of the unamortized discount, was $139.6 million. During the three months ended June 30, 2011, the Company recognized interest expense of $1.4 million related to the Convertible Notes, of which $1.2 million and $0.2 million relate to the contractual coupon interest accrual and the amortization of the discount, respectively.

Term Loan— The Company has an agreement with a financial institution for a term loan facility of $15.0 million. The term loan facility is repayable over a 36-month period and accrues interest at the financial institution’s prime rate (which was 4.0% at December 31, 2010 and June 30, 2011) plus 0.75%. This term loan facility matures in September 2012.  The term loan agreement is collateralized by substantially all assets of the Company, excluding intellectual property, property and equipment owned as of December 31, 2005 and certain equipment located in China.

The term loan agreement requires the Company to comply with certain covenants, which include a minimum liquidity ratio calculation. Additionally, the Company may not create, incur, assume or be liable for indebtedness, except for permitted indebtedness

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

or create, incur or allow any lien on its property, except for permitted liens.  Under the term loan agreement, an event of default would occur if the Company fails to pay any obligation due or fails or neglects to perform, keep or observe any material term provision, condition, covenant or agreement within the term loan agreement, and does not, or is not able to cure the default within the allowed grace period, or a material adverse change in the Company’s business occurs.  Upon an event of default, the financial institution may declare all obligations immediately due and payable, it may stop advancing money or extending credit or it may apply against the obligation balances and deposits which the Company holds with the financial institution, among other remedies available to the financial institution under the terms of the term loan agreement.

Mass Clean Energy Loan— The Company has a forgivable loan from the Massachusetts Clean Energy Technology Center for $5.0 million. If the Company complies with certain capital expenditure conditions, $2.5 million of the loan will be forgiven and if the Company complies with certain employment conditions an additional $2.5 million will be forgiven. As of December 31, 2010 and June 30, 2011, $2.5 million is recorded as an offset to property, plant and equipment in the condensed consolidated balance sheets as the Company is reasonably assured that the Company will comply with the conditions for the forgiveness related to the capital expenditure condition. As of December 31, 2010 and June 30, 2011, the remaining $2.5 million is recorded as long-term debt as the Company is not reasonably assured that it will comply with the employment conditions. The loan has a fixed interest rate of 6.0%, and all funds not forgiven borrowed under the agreement and accrued interest is due upon maturity in October 2017 if the Company has not complied with the forgiveness conditions.

Korean debt—The Company has the following outstanding obligations for its Korean subsidiary:

• Technology funds loan— The Company has a technology funds loan agreement with a variable interest rate. The weighted average interest rate for the loan as of June 30, 2011 was 3.12%. The loan matures in August 2011.

• Korean government loans— As a part of the Korean government’s initiative to promote and encourage the development of start-up companies in certain high technology industries, high technology start-up companies with industry leading technology or products are eligible for government loans. Certain grants are refundable, depending on the successful development and commercialization of the technology or products, and a company receiving such government grants is required to refund between 20% and 30% of the grants received for such development.

Revolving Credit Facilities— The Company entered into a line of credit (“LOC”) for up to $8.0 million, based on a portion of eligible receivables, with a financial institution. The line of credit accrues interest at the financial institution’s prime (4.0% at December 31, 2010 and June 30, 2011).  The outstanding balance at December 31, 2010 and June 30, 2011 was $8.0 million. The LOC, as amended, has a maturity date of September 19, 2011.  The Company is required to comply with the same covenants and terms required under the term loan mentioned above.

8.  Stock-Based Compensation

During 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective on the closing of the Company’s initial public offering (“IPO”) on September 24, 2009.  The 2009 Plan originally provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, and outside consultants.  Up to an aggregate of 3,000,000 shares of Company’s common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan.  During 2010, shares of common stock reserved for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) that remained available for issuance immediately prior to closing of the IPO and any shares of common stock subject to awards under the 2001 Plan that expired, terminated, or were otherwise forfeited, canceled or repurchased by the Company prior to being fully exercised were added to the number of shares available under the 2009 Plan, up to the maximum of 500,000 shares.  On January 1, 2010 and 2011, 5,000,000 and 3,000,000 shares were added to the 2009 Plan in connection with the annual increases, respectively.  As of June 30, 2011, the Company had 5,504,320 stock-based awards available for future grant under the 2009 Plan and no stock-based awards available for future grant under the 2001 Plan.

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

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Cost of sales	$478	$601	$893	$1,188
Research, development and engineering	1,110	1,300	2,072	$2,622
Sales and marketing	97	532	395	$918
General and administrative	961	989	1,773	$1,993

Total	$2,646	$3,422	$5,133	$6,721

The Company has capitalized an immaterial amount of stock-based compensation as a component of inventory.

As of June 30, 2011, there was approximately $36.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 2.78 years.

Stock Options—The stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock.

The following table summarizes stock option activity for the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)

Outstanding - January 1, 2011	10,783	$7.64	7.41	$27,743

Granted	1,756	6.37
Exercised	(602)	3.28
Forfeited	(697)	10.34

Outstanding - June 30, 2011	11,240	$7.51	7.32	$6,499

Vested or expected to vest - June 30, 2011	10,733	$7.45	7.23	$6,498

Options exercisable - June 30, 2011	5,722	$6.38	5.81	$6,493

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and assumptions as to the fair value of the common stock on the grant date, expected term, expected volatility, risk-free rate of interest and an assumed dividend yield.

The Black-Scholes model assumptions for the period set forth below are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Risk-free interest rate	2.8 - 3.2%	2.3 - 2.9%	2.8 - 3.3%	2.3 - 3.0%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	74%	74%	73%	74%
Expected dividends	0%	0%	0%	0%

The Company derived the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted average expected term of options using the simplified method as allowed by the Stock Compensation Subtopic of the Accounting Standards Codification. This decision was based on the lack of relevant historical data due to the Company’s limited operating experience. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of the Stock Compensation Subtopic, incorporating the historical volatility of comparable companies with publicly-available share prices.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

The weighted average grant date fair value of options granted during the three months ended June 30, 2010 and 2011 and the six months ended June 30, 2010 and 2011 was $6.94, $3.75, $7.14 and $4.27, respectively. The intrinsic value of options exercised during the three months ended June 30, 2010 and 2011 and the six months ended June 30, 2010 and 2011 was $5.6 million, $0.1 million, $22.8 million and $3.5 million, respectively.  The Company received $1.8 million, $0.1 million, $2.3 million and $2.0 million in cash from option exercises during the three months ended June 30, 2010 and 2011 and the six months ended June 30, 2010 and 2011, respectively.

Restricted Stock Units— The Company’s restricted stock unit awards generally vest over a four-year period and upon vesting the Company issues shares of common stock. The following table summarizes the Company’s restricted stock unit award activity for the six months ended June 30, 2011:

	Shares	Weighted Average Fair Value
	(In thousands)

Non-vested - January 1, 2011	203	$10.13

Granted	1,189	5.63
Vested	(45)	10.11
Forfeited	(31)	8.85

Non-vested - June 30, 2011	1,316	$6.11

The fair value of restricted stock unit awards is determined based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the grant date.

9. Related Party Transactions

Transactions with Joint Venture Partner’s Affiliate—In December 2009, the Company entered into a joint venture (the “Joint Venture”) with an automaker in China (the “Chinese Automaker”) to assist the Company in growing business and sales in China’s transportation industry. The Company entered into two development agreements with the Chinese Automaker. During the three months ended June 30, 2010 and 2011 and the six months ended June 30, 2010 and 2011, the Company recorded revenue related to the development and supply agreements with the Chinese Automaker of $0.5 million, $0.2 million, $1.3 million and $0.4 million, respectively. As of December 31, 2010 and June 30, 2011, $0.5 million and $0 million is recorded in deferred revenue on the condensed consolidated balance sheets, respectively, related to the development and supply agreements, which will be recognized upon completion and acceptance of the deliverables. As of December 31, 2010 and June 30, 2011, the balance due from the Chinese Automaker was $1.9 million and $0.2 million, respectively, which is included within accounts receivable, net on the condensed consolidated balance sheets.

Transactions with Cost-Method Investment—In January 2010, the Company entered into a supply agreement with the Automaker in which the Company also holds an investment of preferred stock. The Company recognizes revenue on product shipments to the Automaker, within the condensed consolidated statements of operations, when all revenue recognition criteria are met. During the three months ended June 30, 2010 and 2011 and the six months ended June 30, 2010 and 2011, the Company recorded $0.3 million, $14.3 million, $0.3 million and $16.0 million of revenue from the Automaker, respectively. At December 31, 2010 and June 30, 2011, the Company has deferred $0.4 million and $1.1 million, respectively, of service and product revenue related to the supply agreement. The balance due from the Automaker as of December 31, 2010 and June 30, 2011, of $0.6 million and $12.8 million, respectively, is included within accounts receivable, net on the condensed consolidated balance sheets.

Transactions with Equity-Method Investment—During March 2010, the Company entered into a technology license contract to license certain patents and technology to the Company’s Joint Venture for the term of the Joint Venture, which extends to April 28, 2030. In conjunction with the license agreement, the Joint Venture paid the Company the first payment of the license fee of $1.0 million in July 2010. Revenue on the license fee will be amortized over the term of the license. Revenue recognition is expected to commence upon the successful completion of training provided to employees of the Joint Venture. As of December 31, 2010 and June 30, 2011, the $1.0 million of the license fee is recorded in deferred revenue on the condensed consolidated balance sheets. During December 2010, the Company entered into a service agreement to provide technical development, design, analysis and consultation services to the Joint Venture. Additionally, the Company entered into an agreement to provide sample battery system packs to the Joint Venture. For the three and six months ended June 30, 2011, the Company has recognized $1.4 million and $1.8 million of service revenue from the Joint Venture.  The Company did not recognize any service revenue from the Joint Venture for the three and six months ended June 30, 2010.  At December 31, 2010 and June 30, 2011 the Company has deferred $0.2 million and $0.1 million, respectively, of service and product revenue related to the service agreement and initial sample shipments. As of

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2010 and June 30, 2010, $0.5 million and $1.8 million are included within accounts receivable, net on the condensed consolidated balance sheets for amounts due from the Joint Venture.

10.  Subsequent Events

The Company has evaluated the period from June 30, 2011, the date of the condensed consolidated financial statements, to the date of the issuance and filing of this report, and has determined that no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or require additional disclosure.

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

Our sales cycles vary by product and market segment. Most of our batteries and battery systems typically undergo a lengthy development and qualification period prior to commercial production. We expect that the total time from customer introduction to commercial production will range up to five years depending on the specific product and market served. Our long and unpredictable sales cycles and the potential large size of battery supply and development contracts cause our period-to-period financial results to be susceptible to significant variability. Since most of our operating and capital expenses are incurred up-front based on the anticipated timing of estimated design wins and customer orders, the loss or delay of any such orders could have a material adverse effect on our results of operations for any particular period. The variability in our period-to-period results will also be driven by likely period-to-period variations in product mix and by the seasonality experienced by some of the end markets into which we sell our products. In the electric grid market, revenue recognition is volatile due to the timing of deployment, delivery, and commissioning. As such, the timing of these events will significantly affect the comparison of period-to-period revenues.

We have been expanding our manufacturing capacity since inception, including the current expansion of our Livonia and Romulus, Michigan facilities, and we intend to further expand our manufacturing capacity by constructing more manufacturing lines, primarily in Michigan. We are currently in transition, as we are expanding capacity in anticipation of increased demand for our prismatic cells as we expect transportation product revenues to continue to increase in future periods. We intend to further accelerate the expansion of our manufacturing capacity subject to actual and anticipated future demand for our products and the receipt of additional stimulus funds from the U.S. and state governments. In the first quarter of 2010, we began making investments against plans to further expand the final assembly capacity of our Michigan facilities. We anticipate our annual manufacturing capacity will be approximately 660 million watt hours at the end of 2011, up from approximately 350 million watt hours at the end of 2010.  We believe that increases in production capacity have had, and will continue to have, a significant effect on our financial condition and results of operations. We have made and continue to make significant up-front investments in our manufacturing capacity, which negatively impact earnings and cash balances, but we expect these investments will increase our revenue in the long term.

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

We have continued to experience significant losses since inception, as we have continued to invest significantly to support the anticipated growth in our business. In particular, we have invested in product development and sales and marketing in order to meet product requirements of our target markets and to secure design wins that may lead to strong revenue growth and general and administrative overhead to develop the infrastructure to support the business. We have also invested in the expansion of our manufacturing capacity to meet anticipated demand and our battery systems capabilities to provide battery systems solutions to our customers. As our business grows, the key factors to improving our financial performance will be revenue growth and revenue diversification into the transportation and electric grid services markets. Our revenue growth and revenue diversification will depend on our ability to secure design wins in the transportation and electric grid services markets, improved operational efficiency and cost reductions. Higher revenue will also increase gross margin, as higher production volumes will provide for increased absorption of manufacturing overhead and will reduce, on a percentage basis, the costs associated with our production capacity.

In December 2009, we executed an agreement with the U.S. Department of Energy (“DOE”) regarding the terms and conditions of the $249.1 million grant awarded under the DOE’s Battery Initiative to fund the construction of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE provides cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012 and for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009.  Through June 30, 2011, we have received $114.5 million in reimbursement for costs incurred. As of June 30, 2011, we have incurred additional allowable costs entitling us to receive $2.4 million in reimbursements, which have been recorded as a receivable.

We are also negotiating a loan under the DOE’s Advanced Technology Vehicles Manufacturing Loan Program, or the ATVM Program, to support this manufacturing expansion. Based on the amount of our grant award under the DOE Battery Initiative and the guidelines associated with the ATVM Program, we believe if the loan is obtained, we will be permitted to borrow up to $233 million under the ATVM Program. We expect we will be required to spend one dollar of our own funds for every four dollars we borrow under the ATVM Program. The timing and the amount of any loan we may receive under the ATVM Program, as well as the specific terms and conditions applicable to any loan we may receive are currently not known by us, and, once disclosed to us, are subject to change and negotiation with the federal government.

In October 2009, we entered into a High-Tech Credit agreement with the Michigan Economic Growth Authority, or MEGA, pursuant to which we are eligible for a 15-year tax credit, beginning with payments made for the 2011 fiscal year. This credit has an estimated value of up to $25.3 million, depending on the number of jobs we create in Michigan. In November 2009, we entered into a Cell Manufacturing Credit agreement with MEGA pursuant to which we are eligible for a credit equal to 50% of our capital investment expenses commencing January 2009, up to a maximum of $100 million over a four-year period related to the construction of our integrated battery cell manufacturing plant. The tax credit proceeds shall not exceed $25.0 million per year beginning with the tax year of 2012. We are required to create 300 jobs no later than December 31, 2016 in order for the tax credit proceeds to be non-refundable. The tax credit is subject to a repayment provision in the event we relocate 51% or more of the 300 jobs outside of the State of Michigan within three years after the last year we received the tax credit. Through June 30, 2011 we have incurred expenses of $187.6 million in qualified expenses related to the construction of the Livonia and Romulus, Michigan facilities. When we have met the filing requirements for the tax year ending December 31, 2012, we expect to begin receiving $93.8 million in proceeds related to these expenses limited to $25.0 million per year over a four year period. As of June 30, 2011, we have recorded an undiscounted receivable of $93.8 million, as it is reasonably assured that we will comply with the conditions of the tax credit and will receive proceeds. Upon recording the receivable, we reduced the basis in the fixed assets acquired in accordance with the tax credit and this will be recognized in the condensed consolidated statements of operations over their estimated useful lives of the depreciable asset as reduced depreciation expense.

To fund our growth and expansion plans, during April 2011, we raised a total of $253.9 million of net proceeds from the issuance of $143.8 million in principal of convertible unsecured subordinated notes and the issuance of 20.2 million shares of the our common stock at $6.00 per share.

Financial Operations Overview

Revenue

We derive revenue from product sales and providing services.

Product Revenue.  Product revenue is derived from the sale of our batteries and battery systems. For the six months ended June 30, 2010 and 2011, product revenue represented 75% and 83% of our total revenue, respectively.

A significant portion of our revenue is generated from a limited number of customers. For the six months ended June 30, 2010, our two largest customers during the period accounted for approximately 32% and 11% of our total revenue.  During the six months ended June 30, 2011, our two largest customers during the period accounted for approximately 39% and 10% of our total revenue.  We expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future. As we increase our focus on the transportation and electric grid markets, our largest customers are expected to represent a significant portion of our revenue in the near term, and the loss of any one of our largest customers, or one of our significant supply agreements, could have a material adverse effect on our short-term revenue. We expect the transportation market and the electric grid market to represent the largest portion of our revenue in the near and long term.

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

Deferred Revenue.  We record deferred revenue for product sales and services in several different circumstances. These circumstances include (i) the products have been delivered or services have been performed but other revenue recognition criteria have not been satisfied, (ii) payments have been received in advance of products being delivered or services being performed and (iii) when all other revenue recognition criteria have been met, but we are not able to reasonably estimate the warranty expense. Deferred revenue includes customer deposits and up-front fees associated with service arrangements. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue. Deferred revenue will vary depending on the timing and amount of cash receipts from customers and can vary significantly depending on specific contractual terms. As a result, deferred revenue is likely to fluctuate from period-to-period. We have received and recorded as deferred revenue a total of $28.0 million related to up-front, support and additional payments in connection with a license agreement. In addition, the agreement requires the customer to pay us royalty fees on net sales of products that include our technology. We have agreed with the customer that if, during a certain period following execution of the license agreement, we enter into an agreement with a third party that materially restricts the customer’s license rights under the license agreement, then we may be required to refund to the customer all license and support fees paid to us under the license agreement, plus, in certain cases, an additional amount to cover the customer’s capital and other expenses paid and/or committed to in reliance upon its rights under the license agreement. Revenue recognition commenced during the second quarter of 2011 upon successful transfer of technology know how to the customer. The license and support fee will be recognized on a straight-line basis over the longer of the patent term or the expected customer relationship.

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

Our gross profit (loss) is affected by a number of factors, including the mix of products sold, customer diversification, the mix between product revenue and services revenue, average selling prices, foreign exchange rates, our actual manufacturing costs and costs associated with increasing production capacity until full production is achieved. As we continue to grow and build out our manufacturing capacity, and as new product designs come into production, our gross profit will continue to fluctuate from period-to-period.

We are rapidly expanding our capacity to meet anticipated customer demand, including building out additional manufacturing capacity at our Livonia and Romulus, Michigan facilities. During 2010, we more than doubled our worldwide manufacturing capacity from 169 MWh to approximately 345 MWh. This expansion is part of our plan to support annual manufacturing capacity of 760 MWh. During December 2010, we qualified the first production line at our Livonia facility and we began qualifying our Romulus facility for production during the first half of 2011. Also, we have put into place manufacturing overhead, including supply chain and quality organizations, which are sized to support significantly higher production volumes than we are currently producing. Increasing our production volume will allow us to reduce per-unit cell costs, improve the absorption of manufacturing overhead costs, and improve our gross margins.

However, though our Michigan facilities are now operational, these facilities are not yet operating at their yield and uptime targets and we incurred significant additional expenditures, such as premium freight, required to launch these facilities on a compressed timeline. As production volumes increase, equipment performance improves, our supply base matures and design changes are incorporated into our cells, we anticipate a steady improvement in our margins in the near term.

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

Operating Expenses

Operating expenses consist of research, development and engineering, sales and marketing, general and administrative and production start-up expenses. Personnel-related expenses comprise the most significant component of these expenses. We hired a significant number of new employees in order to support our growth and increase our infrastructure. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. During the third quarter of 2010, we opened our manufacturing facility in Livonia, Michigan, and our Livonia facility was qualified for production in December 2010. The Romulus facility began qualification for production in the first quarter of 2011.

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

Other Income (Expense), Net.  Other income (expense), net consists primarily of interest income on cash balances, interest expense on borrowings, foreign currency-related gains and losses, equity-method earnings and other gains or losses. We have historically invested our cash in money market investments. Our interest income will vary each reporting period depending on our average cash balances during the period and the current level of interest rates. Similarly, our foreign currency-related gains and losses will also vary depending upon movements in underlying exchange rates.  Other income includes equity losses related of our proportional share of earnings in investments accounted for under the equity method and will vary each reporting period depending on the earnings or losses of these entities and gains or losses on long-term investments will vary each reporting period depending on the timing of any joint ventures or other equity investments we may enter into, the investment made by us, and the ongoing operations of the investee.  Additionally, for the six months ended June 30, 2011, other income includes the gain recognized on the deconsolidation of our joint venture previously consolidated as a variable interest entity.

Provision for Income Taxes.  Through June 30, 2011, we incurred net losses since inception and have not recorded provisions for U.S. federal income taxes since the tax benefits of our net losses have been offset by valuation allowances.

We have recorded a tax provision for foreign taxes associated with our foreign subsidiaries and state income taxes where our net operating loss deductions are limited by statutes.

Watt Hours Operating Metric

We measure our product shipments in watt hours, or Wh, which refers to the aggregate amount of energy that could be delivered in a single complete discharge by a battery. We calculate Wh for each of our battery models by multiplying the battery’s amp hour, or Ah, storage capacity by the battery’s voltage rating. For example, our 26650 battery is a 2.3 Ah battery that operates at 3.3 Volt, resulting in a 7.6 Wh rating. We determine a battery’s Ah storage capacity at a specific discharge rate and a specific depth of discharge. We do this by charging the battery to its top voltage and by discharging it to zero capacity (2 volt charge level). The Wh metric allows us and our investors to measure our manufacturing capacity and shipments, regardless of battery voltages and Ah specifications, utilizing a uniform and consistent metric.

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary, however, should be considered along with the factors identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

•

We anticipate revenue for the full year 2011 will grow 100% from 2010 revenue, primarily related to two of our significant customers transitioning into production during 2011.   Further, we anticipate the number of transportation programs in production to at least double over the next two years.  However, for the foreseeable future, we expect a significant portion of our revenues will continue to come from a relatively small number of customers. The loss of one of our most significant customers, several of our smaller customers, or one of our existing supply agreements for significant future revenues, could materially harm our business.

•

We anticipate the volume of our product shipments will increase substantially, based on stated demand from existing customers, which in turn, will lead to improving gross margins. We expect gradual improvement toward positive gross margin levels over the next several quarters as we continue to improve our manufacturing operational effectiveness and reduce costs through higher yields and an improved materials supply base.

•

We anticipate that our annual manufacturing capacity will be 660 million watt hours at the end of 2011, compared to 350 million watt hours at the end of 2010.  We build our manufacturing capacity based on estimated demand from existing supply agreements, from our projection of future development and supply agreement wins and from anticipated timelines of customer orders. Increases in production capacity have had, and will continue to have, an effect on our financial condition and results of operations. Our business revenues, profits and gross margins depend upon our ability to enter into and complete development and supply agreements, successfully complete these capacity expansion projects, achieve competitive manufacturing yields and drive volume sales consistent with our demand expectations.

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

•	Extended periods of low natural gas prices in the U.S. could adversely affect demand for certain applications in our electric grid services business in the U.S. market.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below.

•	Revenue recognition;

•	Product warranty obligations;

•	Inventory;

•	Impairment of long-lived assets;

•	Government grants; and

•	Investments in non-public companies.

During the six months ended June 30, 2011, there were no significant changes in our critical accounting policies or estimates, with the exception of the expansion of our policies regarding impairment of long-lived assets and government grants which are disclosed below.

Long-lived Assets

We periodically evaluate our long-lived assets for events and circumstances that indicate a potential impairment. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Such circumstances would include, but are not limited to, material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset or asset group over the remaining life of the asset as compared to the recorded value of the asset. To the extent the carrying value exceeds the fair value of the asset or asset group, an impairment loss is recognized in the statement of operations in that period.

The estimates used to determine whether impairment has occurred are subject to a number of management assumptions.  We group long-lived asset or assets with other assets and liabilities as the lowest level for which identifiable cash flows are available.  We estimate the fair value of an asset or asset group based on market prices (i.e., the amount for which the asset could be bought by or sold to a third party), when available.  When market prices are not available, we estimate the fair value of the asset group using the income approach, which are subject to a number of management assumptions.  The income approach uses cash flow projections.  Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved operating budgets, expected growth rates and cost of capital.  We also make certain assumptions about future economic conditions, interest rates, and other market data.  Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods.

Changes in assumptions or estimates could materially affect the determination of fair value of an asset group, and therefore could affect the amount of potential impairment of the asset.  We make assumptions about our product production, service sales, cost of products and services and estimated residual value of property, plant and equipment.  These assumptions are key inputs for developing our cash flow projections.  These projections are derived using our internal operating budgets.  These projections are updated annually and reviewed by the Board of Directors.  Historically, the Company’s primary variances between its projections and actual results have been with regard to assumptions for future production, service sales, and cost of products and services.  These factors are based on our best knowledge at the time we prepare our budgets but can vary significantly due to changes in supply and demand, changes in raw material prices, and changes in other economic conditions.

During the six months ended June 30, 2011, we recorded an impairment charge of $2.6 million related to long-lived assets at our China and Korea facilities.

Government Grants

We recognize government grants when there is a reasonable assurance that we will comply with the conditions attached to the grant arrangement and the grant will be received. We evaluate the conditions of each individual grant as of each reporting period to ensure that we have reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions.  For example, if a grant has conditions where we must create and maintain a certain number of jobs, we will record the grant in the period that we have evaluated and determined that the necessary number of jobs has been created and, based on our forecasts, we are reasonably assured that the jobs will be maintained during the required employment period.  For reimbursements of expenses, the government grants are recognized as reduction of the related expense. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset. The grant is recognized in profit or loss over the life of a depreciable asset as reduced depreciation expense. We record government grant receivables in current or long-term assets depending on when the amounts are expected to be received from the government agency. We do not discount long-term grant receivables. When funding is received in advance of complying with certain conditions, we recognize a liability and restricted cash on the consolidated balance sheets until such time as the funding has been spent.

See our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011, for additional information about our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Consolidated Operations

The following table sets forth the results of our operations as a percentage of revenue for each of the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Revenue	100%	100%	100%	100%
Cost of revenue	113%	148%	111%	161%
Gross loss	-13%	-48%	-11%	-61%

Operating expenses	131%	97%	120%	135%

Operating loss	-144%	-146%	-131%	-196%

Other income (expense), net	-7%	-7%	-3%	-4%

Loss from operations, before tax	-151%	-152%	-134%	-199%

Provision for income taxes	1%	0%	1%	1%

Net loss	-152%	-152%	-135%	-200%

Other Operating Data:
Shipments (in watt hours, or Wh) (in thousands)	14,563	42,569	30,815	56,895

Three Months Ended June 30, 2010 and 2011

Revenue

	Three Months Ended June 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Revenue
Product
Transportation	$10,457	$24,388	$13,931	133.2%
Commercial	5,085	5,176	91	1.8%
Electric grid	16	—	(16)	-100.0%

Total product	15,558	29,564	14,006	90.0%
Services	7,050	6,789	(261)	-3.7%

Total revenue	$22,608	$36,353	$13,745	60.8%

Product Revenue.  The increase in sales in the transportation industry of $13.9 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to the transition of one of our customers to volume production and our delivery against the supply agreement with this customer.  In addition, the transition of several of our other customers from development programs to prototype production programs, corresponded to an increase in sales to these customers for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  These increases were partially offset by a decrease of $2.8 million in sales to one of our existing production stage transportation customers.  We expect sales to this customer to continue to decrease as a percentage of transportation revenue as revenues from other customers increase. Sales in the commercial industry increased by $0.1 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to variations in demand from existing customers.  Sales to customers in the electric grid industry were not material for either the three months ended June 30, 2010 or 2011.  Most of our electric grid products involve project-based contracts with multiple elements in which there are separate units of accounting within the arrangement.  The timing of when we complete the required deliverables for the units of accounting and when all other revenue recognition criteria are met, may cause some variability in timing of revenue recognition.  It is not unusual that there is little or no revenue recognized in some quarters, and we anticipate that revenue recognition in the electric grid market for future periods will continue to be volatile due to the timing of deployment, delivery and commissioning of systems.

Services Revenue.  The decrease in services revenue was primarily related to the timing of project milestones and project completion, revenue recognition on active projects and the decrease in services revenue due to certain transportation customer programs transitioning from the development stage, where we recognized service revenue, to production programs where we are recognizing product revenue.  This decrease was partially offset by a new development contract with another transportation customer, pursuant to which, we commenced recognizing revenue in 2011.  We anticipate that this contract will transition into commercial production in 2013.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended June 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)

Cost of revenue
Product	$18,977	$48,818	$29,841	157.2%
Services	6,580	5,066	(1,514)	-23.0%

Total cost of revenue	$25,557	$53,884	$28,327	110.8%

Gross profit (loss)

Product	$(3,419)	$(19,254)	$(15,835)	463.1%
Services	470	1,723	1,253	266.6%

Total gross profit (loss)	$(2,949)	$(17,531)	$(14,582)	494.5%

Cost of Product Revenue. The increase in cost of product revenue was primarily due to the increase in product revenues and a change in the mix of products sold in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  The three months ended June 30, 2011 included a higher ratio of prismatic cell products.  As we are in the process of qualification and production ramp-up at our Livonia and Romulus, Michigan facilities, our prismatic cell costs are currently higher as these facilities are not yet operating at their yield and uptime targets and we have incurred significant extra expenses to launch these facilities on a compressed timeline.  Additionally, we are currently incurring higher part costs as we were purchasing certain parts from low volume prototype vendors which have higher part costs as compared to high volume production vendors.  As our production volume increases, we expect to achieve lower material costs due to volume purchase discounts and improved absorption of our manufacturing overhead costs.   Additionally, as our manufacturing process matures, we anticipate realizing improved labor efficiencies, reduced scrap charges and other process improvements which we expect will drive down our cell costs. In addition, due to low factory utilization, unabsorbed manufacturing expenses were $4.8 million for the three months ended June 30, 2010, compared to $5.3 million for the three months ended June 30, 2011. In addition, our cost of product revenue for the three months ended June 30, 2011 includes a lower of cost or market reserve charge of $5.6 million for inventory on hand that exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory.  We did not incur a lower of cost or market reserve for the three months ended June 30, 2010.

Cost of Services Revenues. The decrease in costs of services revenue resulted from the decrease in services revenues in addition to the mix of contracts for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The three months ended June 30, 2010 included higher cost of services revenue due to the timing of project based costs.

Product Gross Profit (Loss). We experienced a product gross loss during the three months ended June 30, 2011, primarily due to low factory utilization and a change in the mix of products sold in the three months ended June 30, 2011. The three months ended June 30, 2011 included a higher ratio of prismatic cell products.  Currently, our prismatic cell products have higher per-unit costs than we anticipate in the future as we are in the process of qualification and production ramp-up at our Livonia and Romulus facilities, as discussed above, and currently have lower gross margins as compared to cylindrical cell products which are a more mature product line.

Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity, the timing of the production of new product designs and our ability to reduce cell costs. While we complete the expansion of our manufacturing capacity and ramp-up production volume of prismatic cells, our gross loss will be negatively affected by higher per-unit costs.  When we increase our production volumes we anticipate lower per-unit costs due to lower material costs, improved absorption of our manufacturing overhead costs, and improved efficiencies that will all drive down the per-unit cell costs, and positively impact our gross profit.  Unabsorbed manufacturing expenses were $5.3 million during the three months ended June 30, 2011.  Due to unabsorbed manufacturing costs and the timing of project-based revenues and costs, we anticipate our gross profit or loss will vary significantly from period-to period going forward.

Services Gross Profit. Services gross profit increased in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due to the timing of project milestones and the mix of current contracts.  We recognize services project costs as incurred and, for programs which include milestones, we recognize services revenue upon the completion of project milestones when collectability is reasonably assured.  As such, our services gross profit will fluctuate period over period based on the timing of milestones.

Operating Expenses

	Three Months Ended June 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Operating expenses
Research, development and engineering	$13,832	$17,434	$3,602	26.0%
Sales and marketing	3,366	5,070	1,704	50.6%
General and administrative	8,804	9,399	595	6.8%
Production start-up	3,606	3,497	(109)	-3.0%

Total operating expenses	$29,608	$35,400	$5,792	19.6%

Research, Development and Engineering Expenses. A portion of research, development and engineering expenses was offset by cost-sharing funding. Our research, development and engineering expenditures are summarized as follows:

	Three Months Ended June 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenses
Aggregated research, development and engineering expenditures	$15,257	$18,631	$3,374	22.1%
Research, development and engineering reimbursements	(1,425)	(1,197)	228	-16.0%

Research, development and engineering expenses	$13,832	$17,434	$3,602	26.0%

The increase in research, development and engineering expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily attributable to an increase of $3.2 million in expenses associated with an increase in personnel who primarily focus on process improvement, material science chemistry and battery and battery systems technology and who support the increase in customer product development programs as we continue to perform research to develop new products and continuously improve the performance of our existing products.  In addition, other research, development and engineering cost increased by $0.4 million in the three months ended June 30, 2011. Research, development and engineering expense was 61% of revenue for the three months ended June 30, 2010, compared to 48% for the three months ended June 30, 2011.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily attributable to an increase of $2.1 million in personnel-related expenses associated with an increase in sales and marketing personnel.  This increase was partially offset by a decrease of $0.4 million in the three months ended June 30, 2011 resulting from a decrease in marketing expenses related to trade shows, public relations, advertising, and other sales and marketing related expenses.  Sales and marketing expense was 15% of revenue for the three months ended June 30, 2010, compared to 14% for the three months ended June 30, 2011.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to an increase in litigation related expenses of $0.3 million, associated ongoing litigation and an increase in other general and administrative expenses of $0.3 million. General and administrative expense was 39% of revenue for the three months ended June 30, 2010, compared to 26% for the three months ended June 30, 2011.

Production start-up. A portion of production start-up expenses was offset primarily by government grant funding. Our production start-up expenditures are summarized as follows:

	Three Months Ended June 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Production start-up expenditures
Aggregated production start-up expenditures	$4,768	$4,944	$176	3.7%
Production start-up reimbursements	(1,162)	(1,447)	(285)	24.5%

Production start-up expenses	$3,606	$3,497	$(109)	-3.0%

The decrease in production start-up expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to decreased production start-up expenses related to our manufacturing expansion at our Livonia, Michigan facility as the first production line was qualified for production in December 2010.  This decrease was partially offset by increased production start-up expenses related to our manufacturing expansion for our coating plant at our Romulus, Michigan facility which began qualification in the first quarter of 2011. Additionally, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, cost offsets from government grant funding increased by $0.3 million. Production start-up expenses were 16% of revenue for the three months ended June 30, 2010, compared to 10% for the three months ended June 30, 2011.

Other Income (Expense), Net

	Three Months Ended June 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest expense, net	$(372)	$(2,105)	$(1,733)	465.9%
Gain (loss) on foreign exchange	(1,226)	77	1,303	106.3%
Other (expense) income, net	—	(353)	(353)	100.0%

Total other expense, net	$(1,598)	$(2,381)	$(783)	49.0%

The change in interest, net for the three months ended June 30, 2011 was due to an increase in interest expense due to interest accrued on the Convertible Notes and interest on capital lease obligations outstanding during the three months ended June 30, 2011. The decrease in net foreign exchange losses for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, is due to the effect of currency exchange rate changes on transactions that are non U.S. dollar denominated and charged or credited to earnings. Other income is due to losses recognized on our Chinese joint venture and losses recognized on our investment in 24M Technologies, Inc., a privately-held company, both accounted for under the equity method.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2010 and 2011 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Six Months Ended June 30, 2010 and 2011

Revenue

	Six Months Ended June 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Revenue
Product
Transportation	$20,707	$36,702	$15,995	77.2%
Commercial	9,369	8,310	(1,059)	-11.3%
Electric grid	5,256	10	(5,246)	-99.8%

Total Product	35,332	45,022	9,690	27.4%
Services	11,744	9,428	(2,316)	-19.7%

Total revenue	$47,076	$54,450	$7,374	15.7%

Product Revenue.  The increase in sales in the transportation industry of $16.0 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to the transition of one of our customers to volume production and our delivery against the supply agreement with this customer.  Additionally, the transition of several of our other customers from development programs to prototype production programs, corresponded to an increase in sales to these customers for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  These increases were partially offset by a decrease of $9.3 million in sales to one of our existing production stage transportation customers.  We expect sales to this customer to decrease as a percentage of transportation revenue as revenues from other customers increase. The decrease in sales in the commercial industry of $1.1 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to variations in demand from existing customers.

The decrease in sales in the electric grid industry of $5.2 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is driven by the timing of demand from our existing production customers.  Most of our electric grid products involve project-based contracts with multiple elements in which there are separate units of accounting within the arrangement.  The timing of when we complete the required deliverables for the units of accounting and when all other revenue recognition criteria are met, may cause some variability in timing of revenue recognition.  It is not unusual that there is little or no revenue recognized in some quarters, and we anticipate that revenue recognition in the electric grid market for future periods will continue to be volatile due to the timing of deployment, delivery and commissioning of systems.

Services Revenue.  The decrease in services revenue was primarily due to the timing of project milestones and project completions, on active projects, as for programs which include milestones, we recognize services revenue upon the completion of project milestones when collectability is reasonably assured.  Additionally, the decrease in services revenue is partially due to certain transportation customer programs transitioning from the development stage, where we recognized service revenue, to production programs where we are recognizing product revenue.  This decrease was partially offset by a new development contract with another transportation customer, pursuant to which, we commenced recognizing revenue in the second quarter of 2011.  We anticipate that this contract will transition into commercial production in 2013.

Cost of Revenue and Gross Profit (Loss)

	Six Months Ended June 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Product	$41,331	$79,914	$38,583	93.4%
Services	10,735	7,544	(3,191)	-29.7%

Total cost of revenue	$52,066	$87,458	$35,392	68.0%

Gross profit (loss)

Product	$(5,999)	$(34,892)	$(28,893)	481.6%
Services	1,009	1,884	875	86.7%

Total gross loss	$(4,990)	$(33,008)	$(28,018)	561.5%

Cost of Product Revenue. The increase in cost of product revenue was primarily due to an increase in product revenues and a change in the mix of products sold in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  The six months ended June 30, 2011 included a higher ratio of prismatic cell products.  As we are in the process of qualification and production ramp-up at our Livonia and Romulus, Michigan facilities, our prismatic cell costs are currently higher as these facilities are not yet operating at their yield and uptime targets and we have incurred significant extra expenses to launch these facilities on a compressed timeline.  We are currently incurring higher part costs as we are purchasing certain parts from low volume prototype vendors which have higher part costs compared to high volume production vendors.  As production volumes of prismatic increase, we anticipate being able to achieve lower material costs as we transition to high volume production vendors during the second half of 2011, allowing us to realize volume purchase discounts, and we anticipate reduced per-unit costs through improved absorption of manufacturing overhead.  Additionally, as our manufacturing process matures, we anticipate realizing improved labor efficiencies, reduced scrap charges and other process improvements which we expect will drive down our cell costs.  In addition, due to low factory utilization, unabsorbed manufacturing expenses were $9.7 million for the six months ended June 30, 2010, compared to $14.8 million for the six months ended June 30, 2011. The increase in unabsorbed manufacturing expenses was due to the increase in capacity brought online in Michigan late in 2010 combined with the fact that production volumes for customer agreements did not begin to increase until the second quarter of 2011. In addition, our cost of product revenue for the six months ended June 30, 2011 includes a lower of cost or market reserve charge of $6.9 million for inventory on hand that exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory.  We did not incur a lower of cost or market reserve for the six months ended June 30, 2010.

Cost of Services Revenues. The decrease in costs of services revenue resulted from the decrease in services revenues in addition to the mix of contracts for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  The six months ended June 30, 2010 included higher cost of services revenue due to the timing of project based costs.

Product Gross Profit (Loss). We experienced a product gross loss during the six months ended June 30, 2011, primarily due to low factory utilization and a change in the mix of products sold in the six months ended June 30, 2011 as the six months ended June 30, 2011 included a higher ratio of prismatic cells.  Currently, our prismatic cell products have higher per-unit costs we anticipate in the future as we are in the process of qualification and production ramp-up at our Livonia and Romulus, Michigan facilities, as discussed above, and correspondingly, have lower gross margins as compared to cylindrical cell products which are a more mature product line.

Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity, the timing of the production of new product designs and our ability to reduce cell costs. While we complete the expansion of our manufacturing capacity and ramp-up production volume of prismatic cells, our gross loss will be negatively affected by higher per-unit costs.  When we increase our production volumes we anticipate lower per-unit costs due to lower material costs, improved absorption of our manufacturing overhead costs, and improved efficiencies that will all drive down the per-unit cell costs, and positively impact our gross profit.  Unabsorbed manufacturing expenses were $14.8 million during the six months ended June 30, 2011 as compared to $9.7 million for the six months ended June 30, 2010 due to increased capacity brought online in Michigan in late 2010.  Due to unabsorbed manufacturing costs and the timing of project-based revenues and costs, we anticipate our gross profit or loss will vary significantly from period-to period going forward.

Services Gross Profit. Services gross profit increased in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to the decreases in project costs, the timing of project milestones and the mix of current contracts.  We recognize services project costs as incurred and, for programs which include milestones, we recognize services revenue upon the completion of project milestones when collectability is reasonably assured.  As such, our services gross profit will fluctuate period over period based on the timing of milestones.

Operating Expenses

	Six Months Ended June 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Operating expenses
Research, development and engineering	$27,948	$37,793	$9,845	35.2%
Sales and marketing	6,166	9,152	2,986	48.4%
General and administrative	17,044	18,510	1,466	8.6%
Production start-up	5,417	8,118	2,701	49.9%

Total operating expenses	$56,575	$73,573	$16,998	30.0%

Research, Development and Engineering Expenses. A portion of research, development and engineering expenses was offset by cost-sharing funding. Our research, development and engineering expenditures are summarized as follows:

	Six Months Ended June 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenses
Aggregated research, development and engineering expenditures	$29,923	$39,942	$10,019	33.5%
Research, development and engineering reimbursements	(1,975)	(2,149)	(174)	8.8%

Research, development and engineering expenses	$27,948	$37,793	$9,845	35.2%

The increase in research, development and engineering expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily attributable to an increase of $8.5 million in expenses associated with an increase in personnel who primarily focus on process improvement, material science chemistry and battery and battery systems technology and who support the increase in customer product development programs as we continue to perform research to develop new products and continuously improve the performance of our existing products.  Also, other research, development and engineering cost increased by $1.3 million in the six months ended June 30, 2011. Research, development and engineering expense was 59% of revenue for the six months ended June 30, 2010, compared to 69% for the six months ended June 30, 2011.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily attributable to an increase of $3.5 million in expenses associated with an increase in sales and marketing personnel.  This increase was partially offset by a decrease of $0.5 million in the six months ended June 30, 2011 related to in marketing expenses related to trade shows, public relations, advertising, and other sales and marketing related expenses.  Sales and marketing expense was 13% of revenue for the six months ended June 30, 2010, compared to 17% for the six months ended June 30, 2011.

General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to an increase in personnel-related expenses of $1.0 million, associated with an increase in general and administrative personnel and an increase in other general and administrative expenses of $0.5 million.  General and administrative expense was 36% of revenue for the six months ended June 30, 2010, compared to 34% for the six months ended June 30, 2011.

Production start-up. A portion of production start-up expenses was offset primarily by government grant funding. Our production start-up expenditures are summarized as follows:

	Six Months Ended June 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Production start-up expenditures
Aggregated production start-up expenditures	$6,886	$11,941	$5,055	73.4%
Production start-up reimbursements	(1,469)	(3,823)	(2,354)	160.2%

Production start-up expenses	$5,417	$8,118	$2,701	49.9%

The increase in production start-up expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to increased production start-up expenses related to our manufacturing expansion at our Romulus, Michigan facility. This increase was partially offset by an increase in cost offsets from government grant funding totaling $2.4 million. Production start-up expenses were 12% of revenue for the six months ended June 30, 2010, compared to 15% for the six months ended June 30, 2011.

Other Income (Expense), Net

	Six Months Ended June 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest expense, net	$(590)	$(2,746)	$(2,156)	365.4%
Gain (loss) on foreign exchange	(981)	79	1,060	-108.1%
Other (expense) income, net	—	673	673	100.0%

Total other expense, net	$(1,571)	$(1,994)	$(423)	26.9%

The change in interest, net for the six months ended June 30, 2011 was due to an increase in interest expense due to interest accrued on the Convertible Notes and interest on capital lease obligations outstanding during the six months ended June 30, 2011. The decrease in net foreign exchange gains for the three months ended June 30, 2011, compared to the six months ended June 30, 2010, is due to the effect of currency exchange rate changes on transactions that are non U.S. dollar denominated and charged or credited to earnings. Other income is primarily due to a gain of $1.2 million recognized on the deconsolidation of our joint venture which was previously consolidated as a variable interest entity.  This gain is partially offset by losses recognized on our Chinese joint venture and losses recognized on our investment in 24M Technologies, Inc., a privately-held company, both accounted for under the equity method.

Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2010 and 2011 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2010	2011

Net cash used in operating activities	$(55,723)	$(113,367)
Net cash used in investing activities	(47,610)	(62,597)
Net cash (used in) provided by financing activities	(724)	254,014
Effect of foreign exchange rates on cash and cash equivalents	261	(17)

Net decrease in cash and cash equivalents	$(103,796)	$78,033

Since inception, we have funded our operations primarily through private placements of preferred stock, common stock, convertible promissory notes, demand notes, term loans, credit facilities and our initial public offering.  As of June 30, 2011, we had cash and cash equivalents of $294.9 million.  During the six months ended June 30, 2011, we received net proceeds, after deducting issuance costs, of $138.8 million and $115.1 million from the issuance of convertible notes and from the issuance of common stock, respectively.  During the six months ended June 30, 2011, we received proceeds from government grants of $32.1 million.  In 2011 and beyond, we expect to use a significant portion of our cash for capital expenditures to increase manufacturing capacity in anticipation of increased demand for our products, including the current expansion of our manufacturing facilities in Michigan.

We believe that our existing cash and proceeds from government grants will be sufficient to satisfy working capital requirements, commitments for capital expenditures and other cash requirements for at least the next twelve months.

Cash Flows From Operating Activities

Operating activities used $113.4 million of net cash during the six months ended June 30, 2011. We incurred a net loss of $109.1 million in the six months ended June 30, 2011, which included non-cash share-based compensation expense of $6.7 million and depreciation and amortization of $10.7 million. Changes in asset and liability accounts used $24.8 million of net cash during the six months ended June 30, 2011.

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

Cash used in investing activities totaled $62.6 million during the six months ended June 30, 2011 and consisted of capital expenditures of $86.3 million primarily related to the purchase of manufacturing equipment and an increase in restricted cash of $0.6 million.  During the six months ended June 30, 2011, we received government grant proceeds of $26.1 million related to reimbursements for capital expenditures previously incurred.  The reimbursements received for the six months ended June 30, 2011 primarily relate to our DOE Battery Initiative grant.  Additionally, when we have met the filing requirements for the tax year ending December 31, 2012, we expect to begin receiving $93.8 million related to our MEGA Cell Manufacturing Credit for capital expenditure reimbursements.

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

We anticipate additional capital expenditure levels in future periods as we continue to fund the expansion of our facilities to support the anticipated growth of our business.  Additionally, we anticipate investing cash outflows in future periods as we invest in joint ventures and other equity investments in order to establish strategic relationships.

Cash Flows From Financing Activities

Cash flows provided by financing activities totaled $254.0 million during the six months ended June 30, 2011 and included proceeds from the issuance of convertible debt of $139.1 million, proceeds from the issuance of common stock, net of issuance costs paid, of $115.3 million, proceeds from government grants of $0.9 million and proceeds from the exercise of stock options of $2.0 million. These proceeds were partially offset by repayments on long-term debt of $2.6 million and payments on capital lease obligations of $1.2 million.

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

Credit Facilities

As of June 30, 2011, we hold a term loan and a line of credit with a financial institution that requires us to comply with certain covenants, which include a minimum liquidity ratio calculation.  Additionally, we may not create, incur, assume or be liable for indebtedness, except for permitted indebtedness, or create, incur or allow any lien on our property, except for permitted liens.  Under the term loan agreement, an event of default would occur if we fail to pay any obligation due or fail or neglect to perform, keep or observe any material term provision, condition, covenant or agreement within the term loan agreement, and do not, or are unable to cure the default within the allowed grace period, or a material adverse change in our business occurs.  Upon an event of default, the financial institution may declare all obligations immediately due and payable, it may stop advancing money or extending credit or it may apply against the obligation balances and deposits which we hold with the financial institution, among other remedies available to the financial institution under the terms of the term loan agreement.  As of June 30, 2011, we are in compliance with the covenants and terms of the agreement.

Off-Balance Sheet Arrangements

In June 2010, we entered into a supply agreement under which we committed to minimum purchase volumes for each of the years ending December 31, 2010 through December 31, 2013 for a raw material component. If our purchase volumes during any year fail to meet the minimum purchase commitments, we are required to pay the seller a variance payment for the difference between the amount actually purchased in that calendar year and the annual minimum purchase commitment for that calendar year. We will receive a credit for the amount of the variance payment to be applied to purchases in the following year and we will have until April 1, 2015 to reclaim any variance payment resulting from the minimum purchase commitments for calendar years 2012 or 2013. The table shown below in the section titled “Contractual Obligations” shows the amount of our purchase commitments payable by year inclusive of our commitment under the supply agreement described above. For the six months ended June 30, 2011, we have purchased $3.9 million under this supply agreement.

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

Contractual Obligations

Our contractual obligations relate primarily to borrowings under long-term debt obligations, capital leases, operating leases, and purchase obligations which include agreements or purchase orders to purchase goods or services that are enforceable and legally binding.  A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 11, 2011.  During the six months ended June 30, 2011, there were no material changes outside the ordinary course of business in our contractual obligations or the estimated timing of the future cash payments, except as noted below.

The following is a summary of our purchase obligations as of June 30, 2011:

		Payments Due in
	Total	Less than 1 Year	1-3 Years
	(in thousands)

Purchase obligations (1)	147,365	110,365	37,000

	$147,365	$110,365	$37,000

(1) Capital expenditure purchase obligations include agreements or purchase orders to purchase capital goods that are enforceable and legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2011, we have not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 11, 2011.  Our convertible notes issued in April 2011 have a fixed interest rate and therefore we are not subject to interest rate sensitivity on these instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Controls.  No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting other than described below.  As disclosed in Item 9A: Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 11, 2011, our former Chief Financial Officer left the company in January 2011.  In May 2011, our new Chief Financial Officer joined the Company and assumed the role of principal accounting officer following the departure of our former controller and principal accounting officer later that month.

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

On December 22, 2008, the parties jointly requested that the stay of the litigation continue pending resolution of the reexamination of the ‘640 Patent. On May 12, 2009, the PTO issued a Certificate of Reexamination for the ‘640 Patent with the amended narrower claims, thus removing the last condition for staying this litigation. As a result, while Hydro-Quebec and UT may assert the narrower claims of the Certificate of Reexamination against any alleged infringer, including us, they are unable to continue to assert the original claims of the ‘382 Patent and the ‘640 Patent against us. On June 11, 2009, we filed a motion to reopen the lawsuit in Massachusetts pursuant to the court’s deadline to file within 30 days of the conclusion of the PTO’s reexamination. On September 28, 2009, the Massachusetts court entered an order denying that motion, which we appealed on October 27, 2009 to the United States Court of

Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Circuit upheld the Massachusetts court’s decision on November 10, 2010. On July 22, 2009, Hydro-Quebec and UT sent us a proposed Second Amended Complaint in the Texas litigation, which was filed with the Texas court on August 27, 2009 and we were granted several unopposed extensions to file our response. The Texas court re-opened the case and lifted the stay on October 26, 2009. The Texas court held a hearing with the parties on May 14, 2010 and extended a schedule for the case leading to a claim construction hearing, which was held on December 2, 2010.  On March 29, 2011, the Texas court issued a Memorandum Opinion and Order on Claim Construction.  Although the Texas court did not adopt all of our constructions, we believe that the Texas court’s claim constructions are favorable to us on the key claim terms at issue and support our non-infringement position.  On April 26, 2011, the parties submitted the joint status report in accordance with the court’s order, which included the proposed deadlines for discovery and pre-trial motions.  The court issued a scheduling order on April 27, 2011 with trial set to begin in December 2011.  On June 7, 2011, Hydro-Quebec filed a new complaint in the United States District Court for the Northern District of Texas against us and other companies alleging infringement of a newly-issued continuation patent (U.S. Patent No. 7,955,733) to one of the patents in the existing action.  Hydro-Quebec has amended this complaint to include three additional continuation patents (U.S. Patent Nos. 7,960,058, 7,964,308, and 7,972,728) that have subsequently issued.  We have requested reexamination by the PTO of three of the continuation patents in suit.  As of August 1, 2011, Hydro-Quebec had not served us with the complaint or any of the amended complaints.  On June 27, 2011, the parties engaged in a court ordered mediation session in New York City before the Honorable John Lifland, a retired federal judge, and discussions are on-going.

We expect that the original Texas litigation could take as long as five months or more to reach trial, if at all. The new Texas litigation is in its very early stages.  We believe that we do not infringe any of the UT patents in suit, including the ‘382 Patent and the ‘640 Patent following reexamination, and that we have other meritorious defenses, and we intend to continue to vigorously defend our products and intellectual property rights. The ‘382 and ‘640 Patents and their continuations include claims that claim to cover battery cathode material having a particular crystal structure and chemical formula, which Hydro-Quebec and UT claim our cathode material infringes. We believe, and contend in the lawsuits, that our cathode material has a different crystal structure and chemical formula that is not covered by the ‘382 and ‘640 patents and their continuations. However, due to the nature of the litigation, we cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. Although Hydro-Quebec and UT have not specified in their complaint the nature or extent of their damages, they have asked for injunctive relief and we believe that they would likely seek substantial damages that could involve both one-time payments and on-going amounts. Regardless of the ultimate outcome of the litigation, it could result in significant legal expenses and diversion of time by our technical and managerial personnel. Additionally, we have agreed to defend and indemnify the other named business partner in the original Texas litigation for its legal costs in defending this litigation and any damages that may be awarded. The results of these proceedings are uncertain, and there can be no assurance that they will not have a material adverse effect on our business, operating results, and financial condition.

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

We have never been profitable. We experienced net losses of $86.6 million for 2009, $152.9 million for 2010 and $109.1 million for the six months ended June 30, 2011. We expect we will continue to incur net losses in the near term. We expect to incur significant future expenses as we develop and expand our business and our manufacturing capacity. In addition, as a public company, we have incurred and will continue to incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain.

To rapidly develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital over the last several years. We have had negative cash flow before financing activities of $114.7 million for 2009, $250.4 million for 2010 and $176.0 million for the six months ended June 30, 2011. We anticipate that we will continue to have negative cash flow for the foreseeable future as we continue to make significant future capital expenditures to expand our manufacturing capacity and incur increased research, development and engineering, sales and marketing, general and administrative and production start-up expenses. Our business will also require significant amounts of working capital to support our growth. Therefore, we may need to raise additional capital from investors to achieve our expected growth, and we may not achieve sufficient revenue growth to generate positive future cash flow. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

If we are unable to obtain supplies of materials we use in the electrode coating process of our batteries sufficient to meet our planned demand levels, our results of operations could be materially adversely affected.

Our supply of materials we use in the electrode coating process of our batteries was disrupted by the earthquake and tsunami that occurred in Japan on March 11, 2011. We currently have inventory of these materials on hand, in transit, or as confirmed orders that we believe will support our manufacturing operations through October 1, 2011, and we also have confirmed orders from our supplier for the period of October 1, 2011 through December 31, 2011 covering at least 80% of our production requirements. However, if we are not able to obtain these or additional materials from our supplier, or if there is a prolonged disruption in our suppliers’ manufacturing capability and we are delayed or are not able to qualify a second source of supply, our results of operations would be materially adversely affected and we would not be able to achieve our planned financial results. We are not currently aware of any other supply issue related to the earthquake in Japan affecting our business. Our automotive customers comprise a substantial portion of our current and projected future revenue, and any such disruption in their supply chain or further disruption in our supply chain, or even the potential for such disruption, could cause delays in our programs and have a material adverse affect on our business, results of operations and financial outlook.

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

In addition, we are targeting new and emerging markets for our batteries and battery systems. However, historically, a significant portion of the products that we have sold were designed for the consumer tool market, which is a more mature market with different growth prospects than our other target markets. Several of our products are still under development, and the timing of the ultimate release, if any, of new production quality products is not determinable. Our efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable. Therefore, our recent historical growth trajectory may not provide an accurate representation of the market dynamics we may be exposed to in the future, making it difficult to evaluate our future prospects.

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

Competition in the battery industry is intense. The industry consists of major domestic and international companies, most of which have existing relationships in the markets into which we sell as well as financial, technical, marketing, sales, manufacturing, scaling capacity, distribution and other resources and name recognition substantially greater than ours. These companies may develop batteries or other technologies that perform as well as or better than our batteries. We believe that our primary competitors are existing suppliers of cylindrical lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-starting/lighting/ignition lead-acid batteries. A number of our competitors have existing and evolving relationships with our target customers. For example, Bosch and Samsung formed SB LiMotive to focus on the development, production and marketing of lithium-ion battery systems for application in hybrid and other electric vehicles, and Dow Chemical has entered into a joint venture with Kokam America and others, to build a facility in Michigan for the manufacture of lithium polymer batteries for use in HEVs and EVs. In addition, NEC Corporation and Nissan entered into a joint venture to develop lithium-ion batteries in prismatic form, Sanyo and Volkswagen agreed to develop lithium-ion batteries for HEVs, Sanyo is providing nickel metal hydride batteries for Ford and Honda, and Toyota and Panasonic are engaged in a joint venture to make batteries for HEVs and EVs. LG Chem and its subsidiary, Compact Power, have also developed lithium-ion battery systems for hybrid and other electric vehicles. These competitors may be able to offer lower prices for their batteries than we can offer, and may even sell their batteries at below their production costs in order to compete with us, particularly in the transportation market. In addition, we expect new competitors will enter the markets for our products in the future. Potential customers may choose to do business with our more established competitors, because of their perception that our competitors are more stable, are more likely to complete various projects, can scale operations more quickly, have greater manufacturing capacity, are more likely to continue as a going concern and lend greater credibility to any joint venture. If we are unable to compete successfully against manufacturers of other batteries or technologies in any of our targeted applications, our business could suffer, and we could lose or be unable to gain market share.

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

Revenue from on our supply agreement with Fisker Automotive, Inc., or Fisker, represents, and is expected to continue to represent, a significant portion of our revenue. If Fisker is unable to fulfill its commitment under the supply agreement our revenues could be materially lower than our forecasts and we may have under-utilized manufacturing capacity.

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

We rely on a limited number of customers for a significant portion of our revenue, and the loss of, or delay in the production process, of one or more of our most significant customers, or several of our smaller customers, could materially harm our business.

A significant portion of our revenue is generated from a limited number of customers. For the years ended December 31, 2009 and 2010, revenue from our two largest customers represented 45% and 41% of our revenue, respectively. Although the composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. In addition, our contracts with our customers generally do not include long-term commitments or minimum volumes that ensure future sales of our products. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or for other reasons outside of our control. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations. Additionally, if one of our significant customers, several of our smaller customers, or one of our existing supply agreements with customers for significant future revenues experiences a delay in production, or their product is not successful, our business, financial condition and results of operations could be materially harmed.

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

We face risks related to our outstanding indebtedness.

As of June 30, 2011, we had total indebtedness of $155.1 million.  Our indebtedness could have significant negative consequences, including:

•                  increasing our vulnerability to general adverse economic and industry conditions,

•                  limiting our ability to obtain additional financing,

•                  requiring the dedication of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures,

•                  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, and

•                  placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

Despite our current debt levels, we are able to incur substantially more debt, which would increase the risks described above.

We may not be able to generate sufficient cash to service all of our indebtedness, including the convertible notes. Our ability to generate cash depends on many factors beyond our control. We may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make payments on, and to refinance, our indebtedness, including the convertible notes, and to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including the convertible notes, or to fund our liquidity needs, we may be forced to:

•                  refinance all or a portion of our indebtedness, including the convertible notes, on or before the maturity thereof;

•                  sell assets;

•                  reduce or delay capital expenditures; or

•                  seek to raise additional capital.

In addition, we may not be able to affect any of these actions on commercially reasonable terms or at all. Our ability to refinance this indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions.

Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as our ability to satisfy our obligations in respect of the convertible notes.

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

Management identified a material weakness in our internal controls and information technology controls over the financial statement close and reporting process for the year ended December 31, 2010. Also, our former Chief Financial Officer left the company in January 2011 and, as a result, on an interim basis, our then-Vice President of Finance and Corporate Controller also fulfilled the role as the interim Chief Financial Officer until our current Chief Financial Officer joined the Company on May 12, 2011. Consequently, we had a lack of continuity of senior financial management during the preparation of our annual report for the year ended December 31, 2010. For a detailed discussion of the material weakness, see “Controls and Procedures” section within Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

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

We cannot assure you that our efforts to fully remediate this internal control weakness will be successful or that similar material weaknesses will not recur.

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

Although we have product liability insurance for our products, this may be inadequate to cover all potential product liability claims. In addition, while we often seek to limit our product liability in our contracts, such limits may not be enforceable or may be subject to exceptions. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse affect on our business and financial condition. We may not be able to secure additional product liability insurance coverage or other available insurance coverage on acceptable terms or at reasonable costs when needed. If we were to experience a large insured loss or business interruption, it might exceed our coverage limits or may not be covered, or our insurance carriers could decline to further cover us or raise our insurance rates to unacceptable levels, any of which could impair our financial position and results of operations. A successful product liability claim against us could require us to pay a substantial monetary award. We cannot assure that such claims will not be made in the future.

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

We depend on sole source suppliers or a limited number of suppliers for certain key raw materials and component parts used in manufacturing and developing our products. We generally purchase raw materials pursuant to purchase orders placed from time to time and if we deem necessary (and if possible), we will enter into long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. Therefore, our operating margins may be impacted by price fluctuations in the commodities we use as raw materials in our batteries. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. In the past, we have experienced delays in product development due to the delivery of raw materials from our suppliers that do not meet our specifications. In addition, if a sole source supplier ceased to continue to produce a component with little or no notice to us, our business could be harmed. Any future inability to obtain high quality raw materials or manufacturing equipment in sufficient quantities on competitive pricing terms and on a timely basis, due to global supply and demand or a dispute with a supplier, may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

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

We expect to aggressively expand our battery manufacturing capacity to meet expected demand for our products. Much of our planned domestic expansion, such as our current expansion in Livonia and Romulus, Michigan, depends upon our receipt of sufficient federal and state incentive funding and our ability to successfully ramp our manufacturing operations, particularly in the production of prismatic batteries. We may not receive the federal and state funding necessary for our planned expansion at all or on a timely basis. In addition, such funding could be subject to conditions that are commercially unacceptable to us or for which we are unable to comply. Even if we succeed in aggressively expanding our manufacturing capacity, we may not have enough demand for our products to justify the increased capacity.

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

In December 2009, we formed a joint venture with SAIC Motor Co. Ltd., or SAIC, a leading automaker in China. We have a 49 percent minority interest in the joint venture, Shanghai Advanced Traction Battery Systems Co., Ltd., or ATBS, which is domiciled in Shanghai, China. Pursuant to the joint venture agreements, we will supply ATBS with battery cells and, as requested by ATBS, we have granted necessary advanced technology licenses to ATBS for the development, manufacture and service of battery systems. As We made capital contributions to ATBS in July 2010, January 2011 and July 2011 in the amounts of $1.9 million, $1.4 million and $1.4 million respectively.  No further capital contributions are required under the terms of the agreement.

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

Our headquarters, including administrative offices and research and development centers, are located in Massachusetts. We also operate manufacturing, logistics, sales and research and development facilities in Michigan, Missouri, China, Korea and Germany.  If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages. In addition, a renewed outbreak of a widespread public health problem in China or the United States could have a negative effect on our operations.

Risks Related to Intellectual Property

Third parties have asserted that they own or control patents that are infringed by our products.

We are presently involved in patent litigation with Hydro-Québec and the University of Texas, or UT, involving certain patents Hydro- Québec has licensed from UT, related to electrode materials used in lithium-ion batteries.  This litigation is currently set to go to trial in December 2011.  In addition, on June 7, 2011, Hydro-Quebec filed a new complaint against us and other companies alleging infringement of a newly-issued continuation patent to one of the patents in our existing action.  Hydro-Quebec has amended this complaint to include three additional continuation patents that have subsequently issued.  On June 27, 2011, the parties engaged in a court ordered mediation session, and discussions are on-going.  For a more detailed discussion of our patent litigation, see Item 1 of Part II: “Legal Proceedings.”

We believe that we have valid non-infringement defenses against these patents and that at least one of the patents is invalid. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a presumption of validity that attaches to every patent. This burden is high and would require us to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on infringement or validity and, if this case is not resolved in our favor, we may be required to pay substantial damages. In addition, an adverse ruling could cause us, and our customers, development partners and licensees, to stop, modify or delay activities in the United States such as research, development, manufacturing and sales of products based on technologies covered by these patents. We would need to develop products and technologies that design around these patents or obtain a license to the appropriate patent. There is no certainty that such design-arounds exist or if they exist that they would be commercially competitive, and there is no certainty that a license from the appropriate parties could be obtained. Also, the mere existence, and the uncertainty with respect to the ultimate outcome, of this patent litigation or any other patent litigation that we may become involved with, could cause our current and potential customers, development partners, the federal or state governments and licensees to stop, delay or avoid doing business with us or modify the extent to which they are willing to do business with us, and this loss or delay of business could harm our operating results and our ability to execute on our business plan. Additionally, we have agreed to defend and indemnify the other named business partner for its legal costs in defending this litigation and any damages that may be awarded.

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

Our stock price is volatile.

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future.  For example, from September 24, 2009 through June 30, 2011, our common stock traded at a high price of $28.20 and a low price of $4.49.  As a result of this volatility, you may not be able to sell your common stock at or above the price you paid. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

•                  the timing of the shipment and/or installation and validation of our products;

•                  product liability issues involving our products or our competitors’ products;

•                  failure of our suppliers, many of which are sole source suppliers, to deliver products in a timely fashion or at all or any other delay in our supply chain;

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

Sales of a significant number of shares of our common stock, or the perception that such sales could occur, could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  As of March 31, 2011, 31, 606,815 shares of our common stock were subject to a 90-day contractual lock-up with the underwriters. As of June 30, 2011, these shares are no longer under lock-up and these shares are able to be sold, subject to any applicable volume limitations under federal securities law.

In addition, the existence of the convertible notes may also encourage short selling by market participants because the conversion of the convertible notes could depress our common stock price. The price of our common stock could be affected by possible sales of our common stock by investors who view the convertible notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to occur involving our common stock. This hedging or arbitrage could, in turn, affect the market price of our common stock and the convertible notes.

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

Our management has broad discretion to use our cash reserves, including the proceeds received from our equity pubic offerings and our convertible debt offering, and you will be relying on the judgment of our management regarding the application of this cash. Our management might not apply our cash in ways that increase the value of your investment. We expect to use our cash reserves for capital expenditures, including capital expenditures related to the expansion of our manufacturing capacity in Michigan, working capital, and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

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

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law and provisions governing our convertible notes, could impair a takeover attempt.

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

In addition, if a “fundamental change” occurs pursuant to our convertible notes, holders of the convertible notes will have the right, at their option, to require us to repurchase all or a portion of their convertible notes. In the event of a “make whole adjustment event” under the convertible notes, we may be required to increase the conversion rate applicable to convertible notes surrendered for conversion in connection with such make whole adjustment event. In addition, the indenture governing the convertible notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the convertible notes. These provisions in the indenture governing the convertible notes may have the effect of delaying, deferring or preventing a change in control. These provisions may make it more difficult for other persons, without the approval of our board of directors or a committee thereof, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest. These provisions could also limit the price that some investors might be willing to pay in the future for shares of our common stock.

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

On April 6, 2011, we closed the public offering of 18,000,000 shares of our common stock which were sold at a price of $6.00 per share.  On April 12, 2011, we closed the public offering of 2,184,067 additional shares of our common stock at a price of $6.00 per share in connection with the underwriters’ exercise of their options to purchase additional shares.  The aggregate net proceeds from the public offering, including shares sold under the underwriters’ option, was $115.1 million.  Deutsche Bank Securities Inc. and Goldman, Sachs & Co. acted as managers for the underwriters. The offer and sale of all shares in the public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-152871).

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offerings.

There has been no material change in the planned use of proceeds from our IPO and our public offering as described in our final prospectuses filed with the SEC pursuant to Rule 424(b).  From the effective date of the registration statements through June 30, 2011, we used approximately $451.6 million of the net proceeds primarily to fund our operations and the expansion of our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in a registered money market fund and U.S. treasury and government agency securities.

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

A123 SYSTEMS, INC.

Date: August 5, 2011	By:	/s/ David P. Vieau
David P. Vieau
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2011	By:	/s/ David Prystash
David Prystash
Chief Financial Officer
(Principal Financial Officer)

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