Form 10-Q
period 2011-09-30
A123 SYSTEMS, INC.
filed 2011-11-09
CIK 1167178

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34463

A123 Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3583876 (I.R.S. Employer Identification No.)
A123 Systems, Inc. 200 West Street Waltham, Massachusetts (Address of principal executive offices)	02451 (Zip Code)

617-778-5700
(Registrant's telephone number, including area code)

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

         As of November 4, 2011, there were 126,078,992 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

A123 Systems, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2011

INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements	1
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Stockholders' Equity	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5
ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	48
ITEM 4: Controls and Procedures	48
PART II. OTHER INFORMATION
ITEM 1: Legal Proceedings	49
ITEM 1A: Risk Factors	50
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	80
ITEM 6: Exhibits	81
Signatures	82
EX-10.34 Credit Agreement dated September 30, 2011, among the Registrant, the Several Lenders from time to time parties thereto, and Silicon Valley Bank
EX-31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act
EX-31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act
EX-32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act
EX-32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act
EX-101.INS—XBRL Instance Document
EX-101.SCH—XBRL Taxonomy Extension Schema Document
EX-101.CAL—XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB—XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE—XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF—XTRL Taxonomy Extension Definition

Part I. Financial Information

Item 1.    Financial Statements

A123 Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2010	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$216,841	$225,818
Restricted cash and cash equivalents	9,367	725
Accounts receivable, net	28,106	59,443
Inventory	47,765	99,493
Deferred cost	1,022	13,444
Prepaid expenses and other current assets	8,006	9,164

Total current assets	311,107	408,087
Property, plant and equipment, net	143,998	161,113
Goodwill	9,581	9,581
Intangible assets, net	413	252
Long-term grant receivable	75,790	99,459
Deposits and other assets	11,768	8,898
Restricted cash and cash equivalents, net of current portion	1,993	99
Investments	21,508	23,533

Total assets	$576,158	$711,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit lines	$8,000	$38,094
Current portion of long-term debt	5,379	3,421
Current portion of capital lease obligations	1,571	1,792
Accounts payable	43,523	65,879
Accrued expenses	48,179	39,634
Other current liabilities	1,322	1,316
Deferred revenue	11,109	7,990
Deferred rent	132	185

Total current liabilities	119,215	158,311
Long-term debt, net of current portion	4,603	142,500
Capital lease obligations, net of current portion	18,655	17,740
Deferred revenue, net of current portion	29,836	28,809
Deferred rent, net of current portion	1,452	1,248
Other long-term liabilities	3,865	9,752

Total liabilities	177,626	358,360
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value—5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and September 30, 2011	—	—
Common stock, $0.001 par value—250,000,000 shares authorized; 105,194,073 and 126,073,992 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	105	126
Additional paid-in capital	790,256	917,835
Accumulated deficit	(391,228)	(563,981)
Accumulated other comprehensive loss	(935)	(1,318)

Total A123 Systems, Inc. stockholders' equity	398,198	352,662
Noncontrolling interest	334	—

Total stockholders' equity	398,532	352,662

Total liabilities and stockholders' equity	$576,158	$711,022

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue:
Product	$18,965	$59,603	$54,297	$104,625
Services	7,253	4,716	18,997	14,144

Total revenue	26,218	64,319	73,294	118,769

Cost of revenue:
Product	23,755	78,014	65,086	157,928
Services	5,538	5,878	16,273	13,422

Total cost of revenue	29,293	83,892	81,359	171,350

Gross loss	(3,075)	(19,573)	(8,065)	(52,581)

Operating expenses:
Research, development and engineering	16,019	19,181	43,967	56,974
Sales and marketing	3,506	4,515	9,672	13,667
General and administrative	9,860	16,289	26,904	34,799
Production start-up	11,751	1,097	17,168	9,215

Total operating expenses	41,136	41,082	97,711	114,655

Operating loss	(44,211)	(60,655)	(105,776)	(167,236)

Other income (expense):
Interest expense, net	(199)	(2,227)	(789)	(4,973)
Gain (loss) on foreign exchange	713	(98)	(268)	(19)
Other (expense) income, net	87	(143)	87	530

Total other expense, net	601	(2,468)	(970)	(4,462)

Loss from operations, before tax	(43,610)	(63,123)	(106,746)	(171,698)
Provision for income taxes	125	594	378	1,082

Net loss	(43,735)	(63,717)	(107,124)	(172,780)

Less: Net loss attributable to the noncontrolling interest	79	—	225	27

Net loss attributable to A123 Systems, Inc.	$(43,656)	$(63,717)	$(106,899)	$(172,753)

Net loss per share attributable to A123 Systems, Inc.—basic and diluted:	$(0.42)	$(0.51)	$(1.03)	$(1.45)

Weighted average number of common shares outstanding—basic and diluted	104,743	126,049	104,135	118,767

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

	Common Stock, $0.001 Par Value
					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interest	Comprehensive Loss
	Shares	Amount
BALANCE—January 1, 2010	102,606	$103	$767,694	$(238,668)	$(909)	$528,220	$110
Stock-based compensation	—	—	8,382	—	—	8,382	—
Issuance of common stock and exercise of stock options	2,250	2	9,563	—	—	9,565	—
Comprehensive loss:
Net loss	—	—	—	(106,899)	—	(106,899)	(225)	$(107,124)
Foreign currency translation adjustment	—	—	—	—	(12)	(12)	—	(12)

Total comprehensive loss	—	—	—	—	—	—	—	$(107,136)

BALANCE—September 30, 2010	104,856	$105	$785,639	$(345,567)	$(921)	$439,256	$(115)

BALANCE—January 1, 2011	105,194	$105	$790,256	$(391,228)	$(935)	$398,198	$334
Stock-based compensation			10,411			10,411
Exercise of stock options	638	1	2,001			2,002
Vesting of restricted stock units	58
Issuance of common stock	20,184	20	115,167			115,187
Purchase of subsidiary shares by noncontrolling interest holder
Deconsolidation of subsidiary							(307)
Comprehensive loss:
Net loss				(172,753)		(172,753)	(27)	$(172,780)
Foreign currency translation adjustment					(383)	(383)		(383)

Total comprehensive loss								$(173,163)

BALANCE—September 30, 2011	126,074	$126	$917,835	$(563,981)	$(1,318)	$352,662	$—

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(107,124)	(172,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,234	18,230
Noncash rent	777	(150)
Noncash foreign exchange gain on intercompany loan	(322)	—
Noncash (gain) loss on equity investments	(87)	768
Impairment of long-lived and intangible assets	530	2,645
Gain on asset transfer and subsequent deconsolidation of variable interest entity	—	(1,255)
Loss on disposal of property and equipment	250	28
Amortization of debt issuance costs and noncash interest expense	—	1,892
Stock-based compensation	8,382	10,411
Changes in current assets and liabilities, excluding the effect of deconsolidation of VIE:
Accounts receivable	(9,996)	(33,392)
Inventory	(3,716)	(52,047)
Deferred cost	(1,338)	(12,422)
Prepaid expenses and other assets	(3,281)	(2,839)
Accounts payable	17,973	26,718
Accrued expenses	(3,111)	14,294
Deferred revenue	3,793	(2,046)
Other liabilities	(1,381)	3,967

Net cash used in operating activities	(86,417)	(197,978)

Cash flows from investing activities:
(Increase) decrease in restricted cash	(1,649)	10,536
Purchases of and deposits on property, plant and equipment	(107,780)	(113,729)
Proceeds from government grant	49,642	32,022
Purchase of investments	(14,862)	(3,288)

Net cash used in investing activities	(74,649)	(74,459)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	115,187
Proceeds from government grant	7,250	900
Proceeds from exercise of stock options	3,067	2,002
Proceeds from revolving credit lines	—	38,094
Proceeds from issuance of debt, net of offering costs	—	138,824
Principal payments on revolving credit line and long term debt	(5,219)	(12,028)
Payments on capital lease obligations	(477)	(2,148)
Contributions from noncontrolling interest	—	600

Net cash provided by financing activities	4,621	281,431

Effect of foreign exchange rates on cash and cash equivalents	156	(17)

Net (decrease) increase in cash and cash equivalents	(156,289)	8,977
Cash and cash equivalents at beginning of period	457,122	216,841

Cash and cash equivalents at end of period	$300,833	$225,818

Supplemental cash flow information—cash paid for interest	$732	$531

Noncash investing and financing activities:
Purchase of equipment under capital leases	$4,286	$153

Increase in accounts payable and accrued expenses for property, plant and equipment	$38,525	$26,996

Deferred financing costs included in accounts payable and accrued expenses	$—	$342

Issuance of common stock for investment	$7,495	$—

Fulfillment of government grants with advance proceeds	$—	$1,046

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

        Management Plan Note—In April 2011, the Company raised a total of $253.9 million of net proceeds from the issuance of $143.8 million in principal of convertible unsecured subordinated notes (the "Convertible Notes") and the issuance of 20.2 million shares of the Company's common stock at $6.00 per share to fund the Company's growth and expansion plans, including funding anticipated future losses, purchase commitments and capital expenditures. Net proceeds for the Convertible Notes and common stock offerings, after deducting issuance costs, were $138.8 million and $115.2 million, respectively. See Note 7 for additional details of the Convertible Notes. In September 2011, the Company entered into a credit agreement providing the Company with a revolving loan facility in the amount of $40.0 million. See Note 6 for additional details on the revolving line of credit. The Company has invested the unused portion of the net proceeds from the common stock and Convertible Notes offerings in interest-bearing investment-grade securities.

        To fund our growth over the next 12 months, including anticipated future losses, purchase commitments, and capital expenditures, the Company is taking actions to reduce the cash used in operating and investing activities including plans to improve our gross margins, reduce its operating expenses, and increase inventory turns. However, the Company may also choose to raise additional capital to fund cash requirements through expansion of the existing line of credit and/or additional strategic partnerships. As noted above the Company has been successful in raising funds and most recently, on November 7, 2011, the Company announced a series of agreements with IHI Corporation that will provide, among other things, $25.0 million through the sale of common stock and a one-time, non-refundable license fee of $7.5 million for a technology license agreement. The Company has also been in discussion with other potential strategic partners that could provide additional capital as well as improved access to different markets in which to sell our products. Although the Company is hopeful that it will be able to improve its operating efficiencies and be able to obtain additional financing through new partnerships, there is no guarantee that it will be able to achieve such expected improvements in operating performance or that it will be able to obtain such external funding.

        Basis of Presentation—The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2011 and for the three and nine months ended September 30, 2010 and 2011 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2011. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP for complete financial statements.

        The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

position as of September 30, 2011 and results of its operations for the three and nine months ended September 30, 2010 and 2011, and its cash flows for the nine months ended September 30, 2010 and 2011. The interim results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

        Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In February 2011, the Company entered into an agreement to transfer certain of its assets held by its wholly owned Korean subsidiary to its joint venture with a quasi governmental entity in the Peoples' Republic of China. For the three and nine months ended September 30, 2010 and as of December 31, 2010, the joint venture was consolidated as a variable-interest entity, but did not have a material impact on the Company's consolidated financial operations and did not represent a material portion of the Company's total consolidated assets. Subsequent to the transfer in February 2011, the Company no longer is significantly involved in the operations of the joint venture and therefore no longer consolidates the joint venture; however, the Company retains a minority ownership stake in the entity which is accounted for as a cost method investment as of September 30, 2011. The asset transfer and subsequent deconsolidation of the joint venture resulted in a $1.2 million gain recognized in other expense, net for the nine months ended September 30, 2011.

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

        Revisions to Amounts Previously Presented—Certain prior period amounts have been reclassified to conform to the current period presentation. Deferred costs for the year ended December 31, 2010 relating to costs of product shipments where title has passed to the customer but not all of the revenue recognition criteria have been met, have been reclassified from inventory to deferred costs in the condensed consolidated balance sheets and condensed consolidated statements of cash flows.

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

        The Company records government grants receivable in the condensed consolidated balance sheets in prepaid expenses and other current assets or long-term grant receivable, depending on when the

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

amounts are expected to be received from the government agency. The Company does not discount long-term grant receivables. Proceeds received from government grants prior to expenditures being incurred are recorded as short-term or long-term restricted cash and other current liabilities or other long-term liabilities, depending on when the Company expects to use the proceeds.

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

        Revenue Recognition—The Company recognizes revenue from the sale of products and delivery of services, including those products and services sold under governmental contracts. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the price to the buyer is fixed or determinable, and collectability is reasonably assured. When collectability is not reasonably assured, the Company will record a receivable and defer the revenue and costs associated with the delivered product or services until cash is received from the customer.

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

        The Company allocates arrangement consideration to each deliverable in an arrangement based on its relative selling price. The Company determines selling price using vendor-specific objective evidence

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

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

        The Company provides warranties for its products and records the estimated costs as a cost of revenue in the period the revenue is recorded. The Company's standard warranty period extends one to eight years from the date of delivery, depending on the type of product purchased and its application. The warranties provide that the Company's products will be free from defects in material and workmanship and will, under normal use, conform to the specifications for the product. The warranties further provide that the Company will repair the product or provide replacement parts at no charge to the customer. The Company's warranty liability is based on projected product failure rates and estimated costs of fulfilling warranty claims. Projections are based on the Company's actual warranty

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

experience and other known factors. The Company monitors its warranty liability and adjusts the amounts as necessary. When the Company is unable to reasonably determine its obligation for warranty of new products, revenue from the sale of the products is deferred until expiration of the warranty period or until such time as the warranty obligation can be reasonably estimated.

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

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

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

        Production start-up—Production start-up expenses consist of manufacturing salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it has been qualified for production, including the cost of raw materials run through the production line during the qualification phase. During the three and nine months ended September 30, 2010 and 2011, the Company incurred production start-up expenses related to its facility in Romulus, Michigan and related to the second production line in its facility in Livonia, Michigan. During the three and nine months ended September 30, 2010, the Company also incurred production start-up expenses related to its first production line in the Livonia facility. The Livonia facility began qualification for production in the third quarter of 2010 and the first production line was qualified in December 2010. Since qualification, expenses related to the first production line in the Livonia facility are no longer included in production start-up expenses. The second production line in the Livonia facility was qualified in July 2011. The Romulus facility began qualification for production in the first quarter of 2011 and is expected to be qualified in the fourth quarter of 2011. The Company expects to continue to incur production start-up expenses related to the Romulus facility until the facility is qualified in the near term. A portion of production start-up expenses was offset primarily by

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

government grant funding. The following table presents production start-up expenditures included in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Production start-up expenditures
Aggregated production start-up expenditures	$15,603	$1,851	$22,490	$13,792
Production start-up reimbursements	(3,852)	(754)	(5,322)	(4,577)

Production start-up expenses	$11,751	$1,097	$17,168	$9,215

        Fair Value of Financial Instruments—As of December 31, 2010 and September 30, 2011, except for the convertible notes outstanding as of September 30, 2011, the carrying amount of all financial instruments approximate their fair values. The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these items. Management believes that the Company's debt obligations, except for the convertible notes outstanding as of September 30, 2011, and the Company's capital lease obligations accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value. Investments are accounted for using the cost or equity method. The Company's outstanding convertible notes have an estimated fair value of $96.9 million as of September 30, 2011 based on available market data. As of September 30, 2011, the convertible notes had a carrying value of $139.9 million reflected in long-term debt in the Company's condensed consolidated balance sheet, which reflects the face amount of $143.8 million, net of the unamortized discount of $3.9 million.

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

        Items Measured at Fair Value on a Nonrecurring Basis—During the three and nine months ended September 30, 2011, long-lived assets at the Company's China and Korean facilities with an aggregate carrying value of $0 and $2.6 million, respectively, were written down to their net realizable value, resulting in an asset impairment charge of $0 and $2.6 million, respectively. This adjustment was determined by comparing the estimated value of the assets (calculated using Level 3 inputs) to the asset's carrying value. There were no material items measured at fair value on a nonrecurring basis as of December 31, 2010.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

        Items Measured at Fair Value on a Recurring Basis—The following tables show assets measured at fair value on a recurring basis and the input categories associated with those assets (in thousands):

		As of December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Money market funds	$174,603	$174,603	$—	$—
U.S. Treasury and government agency securities	17,333	—	17,333	—

		As of September 30, 2011
	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$165,619	$165,619	$—	$—

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

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

        The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive (in thousands):

	September 30,
	2010	2011
Convertible debt upon conversion to common stock	—	19,965
Warrants to purchase common stock	45	45
Options to purchase common stock	10,764	11,219
Unvested restricted stock units	203	1,361

	11,012	32,590

2. Government Grants

  Center of Energy and Excellence Grant

        In February 2009, the State of Michigan awarded the Company a $10.0 million Center of Energy and Excellence grant. Under the agreement, the State of Michigan will provide cost reimbursement for 100% of qualified expenditures incurred through November 30, 2011. There are no substantive conditions attached to this award that would require repayment of amounts received if such conditions were not met. The Company received $3.0 million of this grant in March 2009 and $6.0 million of this grant in July 2010, with additional payments to be made based on the achievement of certain milestones in the facility development. Through September 30, 2011, the Company has used $8.3 million of these funds, of which $7.9 million and $0.4 million was recorded as an offset to property, plant and equipment and operating expenses, respectively. For the three months ended September 30, 2010 and 2011 and the nine months ended September 30, 2010 and 2011, $0.1 million, $0, $0.2 million and $0.1 million was recorded as an offset to operating expenses in the condensed consolidated statements of operations, respectively. As of December 31, 2010 and September 30, 2011, $0.8 million and $0.7 million of these funds are recorded in short-term restricted cash and other current liabilities on the condensed consolidated balance sheets, respectively.

  Michigan Economic Growth Authority

        In April 2009, the Michigan Economic Growth Authority offered the Company certain tax incentives, which can be used to offset the Michigan Business Tax owed in a tax year, carried forward for the number of years specified by the agreement, or be paid to the Company in cash at the time claimed to the extent the Company does not owe a tax. The terms and conditions of the High-Tech Credit were established in October 2009 and the Cell Manufacturing Credit in November 2009.

        High Tech Credit—The High-Tech Credit agreement provides the Company with a 15-year tax credit, based on qualified wages and benefits multiplied by the Michigan personal income tax rate beginning with payments made for the 2011 fiscal year. The tax credit has an estimated value of up to $25.3 million, depending on the number of jobs created in Michigan. The proceeds to be received by the Company will be based on the number of jobs created, qualified wages paid and tax rates in effect over the 15 year period. The tax credit is subject to a repayment provision in the event the Company relocates a substantial portion of the jobs outside the state of Michigan on or before December 31, 2026. As of September 30, 2011, $1.0 million was recorded as an undiscounted receivable in long-term

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Government Grants (Continued)

grant receivable with an offsetting balance in other long-term liabilities in the condensed consolidated balance sheet as it is reasonably assured that the Company will comply with the conditions of the tax credit and will receive the proceeds. The balance will be recognized in the condensed consolidated statements of operations over the term that the Company is required to maintain the required number of jobs in Michigan.

        Cell Manufacturing Credit—The Cell Manufacturing Credit agreement authorizes a tax credit or cash for the Company equal to 50% of capital investment expenses related to the construction of the Company's integrated battery cell manufacturing facilities in Michigan, commencing with costs incurred from January 1, 2009, up to a maximum of $100.0 million over a four year period. The tax credit shall not exceed $25.0 million per year and can be submitted for reimbursement beginning in tax year 2012. The Company is required to create 300 jobs no later than December 31, 2016 for the tax credit to be non-refundable. The tax credit is subject to a repayment provision in the event the Company relocates 51% or more of the 300 jobs outside of the state of Michigan within three years after the last year the tax credit is received. Through September 30, 2011, the Company has incurred $197.0 million in qualified expenses related to the construction of the Livonia and Romulus facilities. When the Company has met the filing requirements for the tax year ending December 31, 2012, the Company expects to begin receiving $98.5 million in proceeds related to these expenses. As of December 31, 2010 and September 30, 2011, the Company has recorded undiscounted receivables of $75.8 million and $98.5 million, as it is reasonably assured that the Company will comply with the conditions of the tax credit and will receive the proceeds. Upon recording the receivables, the Company reduced the basis in the fixed assets acquired in accordance with the tax credit and this will be recognized in the condensed consolidated statements of operations over their estimated useful lives of the depreciable asset as reduced depreciation expense.

  U.S. Department of Energy Battery Initiative

        In December 2009, the Company entered into an agreement establishing the terms and conditions of a $249.1 million grant awarded under the U.S. Department of Energy ("DOE") Battery Initiative to support manufacturing expansion of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE will provide cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012. The agreement also provides for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009. There are no substantive conditions attached to this award that would require repayment of amounts received if such conditions were not met. Through September 30, 2011, the Company has incurred $249.8 million in qualified expenses, of which 50%, or $124.9 million, are allowable costs for reimbursement, nearly all of which have been reimbursed. For the three months ended September 30, 2010 and 2011, the Company incurred allowable costs of $24.9 million and $8.0 million, of which $1.6 million and $2.8 million was recorded as an offset to operating expenses, respectively. For the nine months ended September 30, 2010 and 2011, the Company incurred allowable costs of $47.3 million and $35.9 million, of which $3.3 million and $9.2 million was recorded as an offset to operating expenses, respectively. As of December 31, 2010 and September 30, 2011, the Company recorded $2.1 million and $1.8 million, respectively, as receivables in prepaid expenses and other current assets in the condensed consolidated balance sheets.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

3. Inventory

        Inventory consists of the following (in thousands):

	December 31, 2010	September 30, 2011
Raw materials	$18,929	$37,372
Work-in-process	27,226	59,394
Finished goods	1,610	2,727

	$47,765	$99,493

        The Company's lower of cost or market reserve as of December 31, 2010 and September 30, 2011 was $2.2 million and $4.5 million, respectively. The lower of cost of market reserve is recorded for specific inventory items on hand with unit costs that exceed their net realizable value. The net realizable value of inventory is calculated by taking the estimated selling price of the inventory on hand based on customer contracts and forecasted sales and subtracting the remaining costs to complete and dispose of the inventory.

4. Property, Plant and Equipment

        For government grants related to capital expenditures, the Company recognizes the reimbursement as a reduction of the basis of the asset and a reduction to depreciation expense over the useful life of the asset. Property, plant and equipment consists of the following (in thousands):

	December 31, 2010	September 30, 2011
Computer equipment and software	$11,913	$20,814
Furniture and fixtures	3,415	5,535
Automobiles	404	485
Machinery and equipment	122,187	192,105
Buildings	26,810	25,844
Leasehold improvements	34,540	59,189
Property, plant and equipment not in service	154,357	134,128

Property, plant and equipment, basis	353,626	438,100
Less reduction for costs reimbursed under government grants	164,999	218,021

Property, plant and equipment, carrying value	188,627	220,079

Less accumulated depreciation, net	44,629	58,966

Property, plant and equipment, net	$143,998	$161,113

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

4. Property, Plant and Equipment (Continued)

        The Company has deposits for equipment not yet received of $11.6 million and $8.4 million at December 31, 2010 and September 30, 2011, respectively, included within deposits and other assets in the condensed consolidated balance sheets. These deposits are reported net of contra deposit balances related to reimbursements under government grants of $1.7 million and $2.2 million at December 31, 2010 and September 30, 2011, respectively.

        Property, plant and equipment under capital lease consists of the following (in thousands):

	December 31, 2010	September 30, 2011
Computer equipment and software, at cost	$2,758	$2,910
Buildings, at cost	16,446	16,446
Leasehold improvements, at cost	2,091	2,091
Accumulated depreciation	(1,631)	(3,599)

Property, plant and equipment under capital lease, net	$19,664	$17,848

        Net depreciation expense for the three months ended September 30, 2010 and 2011 and for the nine months ended September 30, 2010 and 2011 was $4.4 million, $7.5 million, $11.9 million and $18.1 million, respectively. For the three months ended September 30, 2010 and 2011 and for the nine months ended September 30, 2010 and 2011, the Company recorded $0.3 million, $4.2 million, $0.4 million and $10.3 million, respectively, as a reduction to depreciation expense related to reduced carrying value due to government grant reimbursements.

5. Investments

Cost-Method Investments

        In January 2010, the Company entered into an agreement to purchase preferred stock of a maker of plug-in hybrid electric vehicles in the United States (the "Automaker"). The Company agreed to invest (i) cash of $13.0 million; and (ii) shares of the Company's common stock, which, when transferred to the Automaker, had a fair market value of $7.5 million. As of December 31, 2010 and September 30, 2011, the Company has recorded an investment of $20.5 million in the condensed consolidated balance sheets. The Company is accounting for its investment under the cost method. Through September 30, 2011, there have been no changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Equity-Method Investments

        In December 2009, the Company entered into a joint venture agreement with an automaker in China to assist the Company in growing its business and sales in China's transportation industry and created Shanghai Advanced Traction Battery Systems, Co. Ltd. (the "Joint Venture"). Under the terms of the joint venture agreement, the Company was required to invest $4.7 million into the Joint Venture over a period of approximately 15 months, in return for a 49% interest in the Joint Venture. The Company made the first capital contribution of $1.9 million to the Joint Venture in July 2010 and the second capital contribution of $1.4 million in January 2011. The Company made the final capital contribution of $1.4 million in July 2011. The Company is accounting for its investment under the equity method.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

5. Investments (Continued)

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

        For the three and nine months ended September 30, 2011, the Company recorded a loss of $0.1 million and $0.7 million, respectively in the consolidated statements of operations related to its share of losses in investments accounted for under the equity method. The Company recorded a $0.2 million gain related to its investments accounted for under the equity method in the three and nine months ended September 30, 2010.

6. Commitments and Contingencies

        Litigation—In November 2005, the Company received a letter asserting that it was infringing upon certain U.S. patents. In April 2006, the Company commenced an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that the patents in question were not infringed by the Company's products and that the patents claiming to be infringed upon are invalid. On September 11, 2006, a countersuit was filed against the Company and two of its business partners in the United States District Court for the Northern District of Texas alleging infringement of these patents. In October 2006 and January 2007, the U.S. Patent and Trademark Office ("PTO") granted the Company's request for reexamination of the two patents. In January and February 2007, the two suits were stayed pending the reexamination. The reexaminations of the two patents were concluded on April 15, 2008 and May 12, 2009, respectively. As a result, the scope of the claims in each patent were narrowed from those of the original claims made. The Company filed a motion to re-open the litigation in the United States District Court for the District of Massachusetts on June 11, 2009. On September 28, 2009, the Massachusetts court entered an order denying that motion, which the Company appealed on October 27, 2009 to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Court upheld the Massachusetts Court's decision on November 10, 2010. On July 22, 2009, the Company was sent a proposed Second Amended Complaint which the complainants intend to seek leave to file with the Texas court in light of the PTO's reexaminations. On August 27, 2009, Hydro-Quebec and The University of Texas ("UT") filed a Motion for Leave to File Second Amended Complaint and Jury Demand in the United States District Court for the Northern District of Texas and the Company was granted several unopposed extensions to file its response. Hydro-Quebec and UT filed for leave to file an Amended Motion for Leave to File Second Amended Complaint and Jury Demand on April 1, 2010 and the Company filed its opposition to this application on April 22, 2010. On June 7, 2011, Hydro-Quebec filed a new complaint in the United States District Court for the Northern District of Texas against the Company and other companies alleging infringement of a newly-issued continuation patent to one of the patents in the existing action. Hydro-Quebec has amended this complaint to include three additional continuation patents that have subsequently issued.

        On June 27, 2011, the parties engaged in a court ordered mediation session in New York City before the Honorable John Lifland, a retired federal judge. On October 31, 2011, the Company entered into a Settlement Agreement and related Patent Sublicense Agreement with Hydro-Quebec and the Board of Regents of the University of Texas System, on behalf of the University of Texas at

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

Austin. See Note 10 Subsequent Events. As of September 30, 2011, the Company accrued for an estimated settlement of $5.0 million related to this lawsuit which is recorded within general and administrative expense in the condensed consolidated statement of operations. The Company recorded $3.5 million in accrued expenses and the remaining $1.5 million which is expected to be paid in two equal installments in 2013 and 2014 were recorded in other long-term liabilities in the condensed consolidated balance sheet.

7. Financing Arrangements

        Long-Term Debt—Long-term debt consists of the following (in thousands):

	December 31, 2010	September 30, 2011
Convertible notes	$—	$139,850
Term loan	7,069	3,319
Mass Clean Energy loan	2,534	2,651
Korean subsidiary debt
Technology funds loan	44	—
Korean government loans	335	101

Total	9,982	145,921
Less amounts classified as current	5,379	3,421

Long-term debt	$4,603	$142,500

        Convertible Notes—In April 2011, the Company issued $143.8 million in principal of convertible unsecured subordinated notes (the "Convertible Notes"). The Convertible Notes bear interest at 3.75%, which is payable semi-annually in arrears on April 15 and October 15 each year, beginning on October 15, 2011, and mature on April 15, 2016. Holders may surrender their Convertible Notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion rate of 138.8889 shares of common stock per $1,000 aggregate principal amount of Convertible Notes, equivalent to a conversion price of approximately $7.20 per share of the Company's common stock, is subject to adjustment in certain events. Upon conversion, the Company will deliver shares of common stock. If the Company undergoes a fundamental change (as defined in the prospectus supplement relating to the Convertible Notes), the holders of the Convertible Notes have the option to require the Company to repurchase all or any portion of their Convertible Notes. The Company may not redeem the convertible notes prior to the maturity date.

        The Company recorded a debt discount to reflect the value of the underwriter's discounts and commissions. The debt discount is being amortized as interest expense over the term of the Convertible Notes. As of September 30, 2011, the unamortized discount was $3.9 million and the carrying value of the Convertible Notes, net of the unamortized discount, was $139.9 million. During the three months ended September 30, 2011, the Company recognized interest expense of $1.6 million related to the Convertible Notes, of which $1.4 million and $0.2 million relate to the contractual coupon interest accrual and the amortization of the discount, respectively.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

7. Financing Arrangements (Continued)

        Term Loan—The Company has an agreement with a financial institution for a term loan facility of $15.0 million. The term loan facility is repayable over a 36-month period and accrues interest at the financial institution's prime rate (which was 4.0% at December 31, 2010 and September 30, 2011) plus 0.75%. This term loan facility matures in September 2012. The term loan agreement is collateralized by substantially all assets of the Company, excluding intellectual property, property and equipment owned as of December 31, 2005 and certain equipment located in China.

        The term loan agreement requires the Company to comply with certain covenants, which include a minimum liquidity ratio calculation. Additionally, the Company may not create, incur, assume or be liable for indebtedness, except for permitted indebtedness or create, incur or allow any lien on its property, except for permitted liens. Under the term loan agreement, an event of default would occur if the Company fails to pay any obligation due or fails or neglects to perform, keep or observe any material term provision, condition, covenant or agreement within the term loan agreement, and does not, or is not able to cure the default within the allowed grace period, or a material adverse change in the Company's business occurs. Upon an event of default, the financial institution may declare all obligations immediately due and payable, it may stop advancing money or extending credit or it may apply against the obligation balances and deposits which the Company holds with the financial institution, among other remedies available to the financial institution under the terms of the term loan agreement.

        Mass Clean Energy Loan—The Company has a forgivable loan from the Massachusetts Clean Energy Technology Center for $5.0 million. If the Company complies with certain capital expenditure conditions, $2.5 million of the loan will be forgiven and if the Company complies with certain employment conditions an additional $2.5 million will be forgiven. As of December 31, 2010 and September 30, 2011, $2.5 million is recorded as an offset to property, plant and equipment in the condensed consolidated balance sheets as the Company is reasonably assured that the Company will comply with the conditions for the forgiveness related to the capital expenditure condition. On October 18, 2011, an amendment to the Loan and Security Agreement was executed forgiving $2.5 million of the loan and all accrued interest thereon as the Company has met the capital expenditure conditions. As of December 31, 2010 and September 30, 2011, the remaining $2.5 million is recorded as long-term debt as the Company is not reasonably assured that it will comply with the employment conditions. The loan has a fixed interest rate of 6.0%, and all funds borrowed under the agreement, together with accrued interest is due upon maturity in October 2017 if the Company has not complied with the forgiveness conditions. See Note 10 Subsequent Events.

        Korean debt—The Company has the following outstanding obligations for its Korean subsidiary:

  •
  Technology funds loan—The Company had a technology funds loan agreement with a variable interest rate. The weighted average interest rate for the loan at maturity in August 2011 was 3.12%.

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

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

7. Financing Arrangements (Continued)

        Revolving Credit Facilities—On September 30, 2011, the Company entered into a Revolving Credit Agreement (the "Agreement"), providing the Company a revolving loan facility in an aggregate principal amount of up to the lesser of (i) $40.0 million or (ii) a Borrowing Base (as defined in the Agreement) established at 80% of certain eligible accounts, 15% of certain eligible foreign accounts and 30% of certain eligible inventory, as more specifically described in the Agreement. The Agreement also provides a letter of credit sub-facility in an aggregate principal amount of up to $10.0 million and a swing-line loan sub-facility in an aggregate principal amount of up to $5.0 million. Any outstanding obligations under either the letter of credit sub-facility or swing-line sub-facility deduct from the availability under the $40.0 million revolving facility. The Agreement additionally provides a discretionary incremental facility in an aggregate principal amount of not less than $10.0 million and up to $35.0 million. The funding of the incremental facility is discretionary on the part of the Lenders and will depend on market conditions and other factors. The Agreement permits the Companies to enter into cash management and hedging agreements with the Lenders.

        The facilities provided under the Agreement are to be used to refinance the Company's prior outstanding revolving loan facility with the financial institution, dated as of August 2, 2006, and for working capital and general corporate purposes. The maturity date for any revolving cash borrowings under the Agreement is September 30, 2014.

        Revolving cash borrowings under the Agreement will bear interest at (i) the Eurodollar Rate (as defined in the Agreement), plus 0.225% (if the Company's liquidity is greater than $75.0 million) or 0.275% (if the Company's liquidity is equal to or less than $75.0 million) per annum, and/or (ii) the base rate (customarily defined), plus 0.50% (if the Company's liquidity is equal to or less than $75.0 million) per annum. The interest rate at September 30, 2011 is 2.87%.

        Amounts outstanding under the Agreement (including any cash management or hedging agreements as provided in the Agreement) are secured by substantially all of the Company's existing and future assets, except intellectual property and certain other exceptions as set forth in the Agreement and related security documents.

        The Agreement contains the following financial covenants:

  (a)
  The Company must maintain (i) a Consolidated Liquidity Ratio (the Company's liquidity to all outstanding obligations under the Agreement, as more specifically defined in the Agreement) of at least 2.00 to 1.00, and (ii) the Company's liquidity at $50.0 million or above; and

  (b)
  The Company's Consolidated Tangible Net Worth (as defined in the Agreement) must be at least $400.0 million.

        Additionally, the Company may not create, issue, incur, assume or be liable in respect of or suffer to exist, any indebtedness, except for permitted indebtedness or create, incur, assume or suffer to exist, any lien on its property, except for permitted liens. Under the credit agreement, an event of default would occur if the Company fails to pay any obligation due or fails or neglects to perform, keep or observe any material term provision, condition, covenant or agreement within the credit agreement, and does not, or is not able to remedy the default within the allowed grace period, or a material adverse change in the Company's business occurs. Upon an event of default, the financial institution may declare all obligations immediately due and payable, it may stop advancing money or extending credit or it may apply against the obligation balances and deposits which the Company holds with the

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

7. Financing Arrangements (Continued)

financial institution, among other remedies available to the financial institution under the terms of the credit agreement.

        The outstanding balance on the Company's outstanding credit facilities at December 31, 2010 and September 30, 2011 was $8.0 million and $38.0 million, respectively.

8. Stock-Based Compensation

        During 2009, the Company's Board of Directors approved the 2009 Stock Incentive Plan (the "2009 Plan") which became effective on the closing of the Company's initial public offering ("IPO") on September 24, 2009. The 2009 Plan originally provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company's employees, officers, directors, and outside consultants. Up to an aggregate of 3,000,000 shares of Company's common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan. During 2010, shares of common stock reserved for issuance under the Company's 2001 Stock Incentive Plan (the "2001 Plan") that remained available for issuance immediately prior to closing of the IPO and any shares of common stock subject to awards under the 2001 Plan that expired, terminated, or were otherwise forfeited, canceled or repurchased by the Company prior to being fully exercised were added to the number of shares available under the 2009 Plan, up to the maximum of 500,000 shares. On January 1, 2010 and 2011, 5,000,000 and 3,000,000 shares were added to the 2009 Plan in connection with the annual increases, respectively. As of September 30, 2011, the Company had 5,048,651 stock-based awards available for future grant under the 2009 Plan and no stock-based awards available for future grant under the 2001 Plan.

        Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period (generally the vesting period of the equity grant). The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents stock-based compensation expense included in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Cost of sales	$571	$621	$1,464	$1,809
Research, development and engineering	1,293	1,383	3,365	4,005
Sales and marketing	300	454	695	1,372
General and administrative	1,085	1,232	2,858	3,225

Total	$3,249	$3,690	$8,382	$10,411

        The Company has capitalized an immaterial amount of stock-based compensation as a component of inventory.

        As of September 30, 2011, there was approximately $34.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 2.93 years.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

        Stock Options—The stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock.

        The following table summarizes stock option activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding—January 1, 2011	10,783	$7.64	7.41	$27,743

Granted	2,404	6.00
Exercised	(638)	3.14
Forfeited	(1,330)	9.39

Outstanding—September 30, 2011	11,219	$7.34	7.39	$3,798

Vested or expected to vest—September 30, 2011	10,715	$7.31	7.30	$3,798
Options exercisable—September 30, 2011	5,868	$6.57	6.05	$3,798

        The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and assumptions as to the fair value of the common stock on the grant date, expected term, expected volatility, risk-free rate of interest and an assumed dividend yield.

        The Black-Scholes model assumptions for the period set forth below are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Risk-free interest rate	2.0 - 2.4%	1.5 - 2.3%	2.0 - 3.3%	1.5 - 3.0%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	74%	74%	74%	74%
Expected dividends	0%	0%	0%	0%

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

        The weighted average grant date fair value of options granted during the three months ended September 30, 2010 and 2011 and the nine months ended September 30, 2010 and 2011 was $5.94, $3.32, $6.67 and $4.01, respectively. The intrinsic value of options exercised during the three months ended September 30, 2010 and 2011 and the nine months ended September 30, 2010 and 2011 was

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

$1.4 million, $0.1 million, $24.2 million and $3.6 million, respectively. The Company received $0.8 million, $26,000, $3.1 million and $2.0 million in cash from option exercises during the three months ended September 30, 2010 and 2011 and the nine months ended September 30, 2010 and 2011, respectively.

        Restricted Stock Units—The Company's restricted stock unit awards generally vest over a four-year period and upon vesting the Company issues shares of common stock. The following table summarizes the Company's restricted stock unit award activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Fair Value
	(In thousands)
Non-vested—January 1, 2011	203	$10.13

Granted	1,290	5.54
Vested	(58)	10.07
Forfeited	(74)	7.12

Non-vested—September 30, 2011	1,361	$5.95

        The fair value of restricted stock unit awards is determined based on the closing price of the Company's common stock on the Nasdaq Global Select Market on the grant date.

9. Related Party Transactions

        Transactions with Joint Venture Partner's Affiliate—In December 2009, the Company entered into a joint venture with an automaker in China (the "Chinese Automaker") to assist the Company in growing business and sales in China's transportation industry. The Company entered into two development agreements with the Chinese Automaker. During the three months ended September 30, 2010 and 2011 and the nine months ended September 30, 2010 and 2011, the Company recorded revenue related to the development and supply agreements with the Chinese Automaker of $0, $0, $1.3 million and $0.4 million, respectively. As of December 31, 2010 and September 30, 2011, $0.5 million and $0 is recorded in deferred revenue on the condensed consolidated balance sheets, respectively, related to the development and supply agreements. As of December 31, 2010 and September 30, 2011, the balance due from the Chinese Automaker was $1.9 million and $0.1 million, respectively, which is included within accounts receivable, net on the condensed consolidated balance sheets.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

9. Related Party Transactions (Continued)

        Transactions with Cost-Method Investment—In January 2010, the Company entered into a supply agreement with the Automaker in which the Company also holds an investment of preferred stock. The Company recognizes revenue on product shipments to the Automaker, within the condensed consolidated statements of operations, when all revenue recognition criteria are met. During the three months ended September 30, 2010 and 2011 and the nine months ended September 30, 2010 and 2011, the Company recorded $0.7 million, $24.7 million, $0.9 million and $40.7 million of revenue from the Automaker, respectively. At December 31, 2010 and September 30, 2011, the Company has deferred $0.4 million and $4.7 million, respectively, of service and product revenue related to the development and supply agreement. The balance due from the Automaker as of December 31, 2010 and September 30, 2011, of $0.6 million and $25.3 million, respectively, is included within accounts receivable, net on the condensed consolidated balance sheets.

        Transactions with Equity-Method Investment—During March 2010, the Company entered into a technology license contract to license certain patents and technology to the Company's Joint Venture for the term of the Joint Venture, which extends to April 28, 2030. In conjunction with the license agreement, the Joint Venture paid the Company the first payment of the license fee of $1.0 million in July 2010. Revenue on the license fee will be amortized over the term of the license. Revenue recognition is expected to commence upon the successful completion of training provided to employees of the Joint Venture. As of December 31, 2010 and September 30, 2011, $1.0 million of the license fee is recorded in deferred revenue on the condensed consolidated balance sheets. During December 2010, the Company entered into a service agreement to provide technical development, design, analysis and consultation services to the Joint Venture. Additionally, the Company entered into an agreement to provide sample battery system packs to the Joint Venture. For the three and nine months ended September 30, 2011, the Company has recognized $1.9 million and $3.7 million of product and service revenue from the Joint Venture. The Company did not recognize any product or service revenue from the Joint Venture for the three and nine months ended September 30, 2010. At December 31, 2010 and September 30, 2011 the Company has deferred $0.2 million and $0.1 million, respectively, of service and product revenue related to the service agreement and initial sample shipments. As of December 31, 2010 and September 30, 2011, $0.5 million and $2.2 million are included within accounts receivable, net on the condensed consolidated balance sheets for amounts due from the Joint Venture.

10. Subsequent Events

        On October 18, 2011, the first amendment to the Loan and Security Agreement between the Company and Massachusetts Clean Energy Technology Center related to the $5.0 million forgivable loan was executed forgiving $2.5 million of the loan and all accrued interest thereon as the Company has met the capital expenditure conditions. See Note 7 Financing Arrangements.

        On October 31, 2011, the Company entered into a Settlement Agreement and related Patent Sublicense Agreement with Hydro-Quebec and the Board of Regents of the University of Texas System, on behalf of the University of Texas at Austin (UT) thereby settling the patent disputes and resolving all existing litigations among the parties. The parties have agreed to dismiss all litigations and grant the Company a license under the related patents. The settlement amount is consistent with the amount the Company has accrued as an estimated litigation settlement as of September 30, 2011. See Note 6 Commitments and Contingencies.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

10. Subsequent Events (Continued)

        On November 3, 2011, the Company entered into a Technology License Agreement (TLA), a Product Supply Agreement, and a Stock Purchase Agreement with IHI Corporation (IHI), a large industrial equipment manufacturer in Japan. Under the terms of the TLA, the Company will exclusively license to IHI for an initial term of 10 years its advanced battery system technology and systems integration know-how to manufacture battery systems and modules for the transportation market in Japan for a one-time, non-refundable license fee of $7.5 million. During the license term, the Company will also receive royalty payments from IHI based on a percentage of IHI's net sales of products that use or embody the licensed technology and know-how. The Company will be the exclusive supplier of lithium ion battery cells to IHI under the Product Supply Agreement for the battery systems and modules that IHI produces. IHI has also agreed to make a $25.0 million equity investment in the Company's common stock under the Stock Purchase Agreement, which will close on or about November 18, 2011 for a purchase price based on the average of the closing prices for the Company's common stock as reported on the NASDAQ Global Select Market during a period preceding the closing date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2011. This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled "Risk Factors," set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

        We have continued to experience significant losses since inception, as we have continued to invest significantly to support the anticipated growth in our business. In particular, we have invested in product development and sales and marketing in order to meet product requirements of our target markets and to secure design wins that may lead to strong revenue growth and general and administrative overhead to develop the infrastructure to support the business. We have also invested in the expansion of our manufacturing capacity to meet anticipated demand and our battery systems capabilities to provide battery systems solutions to our customers. As our business grows, the key factors to improving our financial performance will be revenue growth and revenue diversification in the markets in which we participate. Our revenue growth and revenue diversification will depend on our ability to secure design wins in the transportation and electric grid services markets, improved operational efficiency and cost reductions. Higher revenue will also increase gross margin, as higher production volumes will provide for increased absorption of manufacturing overhead and will reduce, on a percentage basis, the costs associated with our production capacity. Further, our revenue growth will allow us to maintain liquidity sufficient to operate our business effectively.

        To fund our growth over the next 12 months, including anticipated future losses, purchase commitments, and capital expenditures, we are taking actions to reduce the cash used in operating and investing activities including plans to improve our gross margins, reduce our operating expenses, and increase inventory turns. However, we may also choose to raise additional capital to fund cash requirements through expansion of the existing line of credit and/or additional strategic partnerships. As noted above we have been successful in raising funds and most recently, on November 7, 2011, we announced a series of agreements with IHI Corporation that will provide, among other things, $25.0 million through the sale of common stock and a one-time, non-refundable license fee of $7.5 million for a technology license agreement. We have also been in discussion with other potential strategic partners that could provide additional capital as well as improved access to different markets in which to sell our products.

        Although we are hopeful that we will be able to improve our operating efficiencies and be able to obtain additional financing through new partnerships, there is no guarantee that we will be able to achieve such expected improvements in operating performance or that we will be able to obtain such external funding.

        In December 2009, we executed an agreement with the U.S. Department of Energy regarding the terms and conditions of the $249.1 million grant awarded under the DOE's Battery Initiative to fund the construction of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE provides cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012 and for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009. Through September 30, 2011, we have received $123.1 million in reimbursement for costs incurred. As of September 30, 2011, we have incurred additional allowable costs entitling us to receive $1.8 million in reimbursements, which have been recorded as a receivable.

        In October 2009, we entered into a High-Tech Credit agreement with the Michigan Economic Growth Authority, or MEGA, pursuant to which we are eligible for a 15-year tax credit, beginning with payments made for the 2011 fiscal year. This credit has an estimated value of up to $25.3 million, depending on the number of jobs we create in Michigan. In November 2009, we entered into a Cell Manufacturing Credit agreement with MEGA pursuant to which we are eligible for a credit equal to 50% of our capital investment expenses commencing January 2009, up to a maximum of $100 million over a four-year period related to the construction of our integrated battery cell manufacturing plant. The tax credit proceeds shall not exceed $25.0 million per year beginning with the tax year of 2012. We are required to create 300 jobs no later than December 31, 2016 in order for the tax credit proceeds to be non-refundable. The tax credit is subject to a repayment provision in the event we relocate 51% or more of the 300 jobs outside of the State of Michigan within three years after the last year we received the tax credit. Through September 30, 2011 we have incurred expenses of $197.0 million in qualified expenses related to the construction of the Livonia and Romulus, Michigan facilities. When we have met the filing requirements for the tax year ending December 31, 2012, we expect to begin receiving $98.5 million in proceeds related to these expenses limited to $25.0 million per year over a four year period. As of September 30, 2011, we have recorded an undiscounted receivable of $98.5 million, as it is reasonably assured that we will comply with the conditions of the tax credit and will receive proceeds. Upon recording the receivable, we reduced the basis in the fixed assets acquired in accordance with the tax credit and this will be recognized in the condensed consolidated statements of operations over their estimated useful lives of the depreciable asset as reduced depreciation expense.

        To fund our growth and expansion plans, during April 2011, we raised a total of $253.9 million of net proceeds from the issuance of $143.8 million in principal of convertible unsecured subordinated notes and the issuance of 20.2 million shares of our common stock at $6.00 per share. In September 2011, we entered into a credit agreement providing us with a revolving loan facility in the amount of $40.0 million.

        On October 31, 2011, we entered into a Settlement Agreement and related Patent Sublicense Agreement with Hydro-Quebec and the Board of Regents of the University of Texas System, on behalf of the University of Texas at Austin, thereby settling the patent disputes and resolving the existing litigations among the parties. As of September 30, 2011, we accrued for an estimated settlement of $5.0 million related to this lawsuit and is recorded within general and administrative expense in the condensed consolidated statement of operations. We recorded $3.5 million in accrued expenses and the remaining $1.5 million which is expected to be paid in two equal installments in 2013 and 2014 were recorded in other long-term liabilities in the condensed consolidated Balance Sheet. See Note 6 Commitments and Contingencies.

Financial Operations Overview

Revenue

        We derive revenue from product sales and providing services.

        Product Revenue.    Product revenue is derived from the sale of our batteries and battery systems. For the nine months ended September 30, 2010 and 2011, product revenue represented 74% and 88% of our total revenue, respectively.

        A significant portion of our revenue is generated from a limited number of customers. For the nine months ended September 30, 2010, our two largest customers during the period accounted for approximately 26% and 16% of our total revenue. During the nine months ended September 30, 2011, our two largest customers during the period accounted for approximately 34% and 17% of our total revenue. We expect that most of our revenue will continue to come from a relatively small number of customers for the foreseeable future. As we increase our focus on the transportation, electric grid and commercial markets, our largest customers are expected to represent a significant portion of our revenue in the near term, and the loss of any one of our largest customers, or the termination of one of our significant supply agreements, could have a material adverse effect on our short-term revenue. We expect the transportation market and the electric grid market to represent the largest portion of our revenue in the near and long term.

        Services Revenue.    Services revenue is primarily derived from contracts with commercial customers, the U.S. federal government and other government agencies. These activities range from pure research, in which we investigate design techniques on new battery technologies at the request of a government agency or commercial customer, to custom development projects in which we are paid to enhance or modify an existing product or develop a new product to meet a customer's specifications. We expect that revenue from services will vary from period-to-period depending on the amount of costs incurred, the timing of when we are entitled to payments or, if applicable, the achievement of milestones. We expect that services revenue will decrease as a percentage of our total revenue due to the expected increase in product revenue over the long term.

        Deferred Revenue.    We record deferred revenue for product sales and services in several different circumstances. These circumstances include (i) the products have been delivered or services have been performed but other revenue recognition criteria have not been satisfied, (ii) payments have been received in advance of products being delivered or services being performed and (iii) when all other revenue recognition criteria have been met, but we are not able to reasonably estimate the warranty expense. Deferred revenue includes customer deposits and up-front fees associated with service arrangements. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue. Deferred revenue will vary depending on the timing and amount of cash receipts from customers and can vary significantly depending on specific contractual terms. As a result, deferred revenue is likely to fluctuate from period-to-period. We have received and recorded as deferred revenue a total of $28.0 million related to up-front, support and additional payments in connection with a license agreement. In addition, the agreement requires the customer to pay us royalty fees on net sales of products that include our technology. We have agreed with the customer that if, during a certain period following execution of the license agreement, we enter into an agreement with a third party that materially restricts the customer's license rights under the license agreement, then we may be required to refund to the customer all license and support fees paid to us under the license agreement, plus, in certain cases, an additional amount to cover the customer's capital and other expenses paid and/or committed to in reliance upon its rights under the license agreement. Revenue recognition commenced during the second quarter of 2011 upon successful transfer of technology know how to the customer. The license and support fee will be recognized on a straight-line basis over the longer of the patent term or the expected customer relationship.

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

        We have expanded our capacity to meet anticipated customer demand, including building out additional manufacturing capacity at our Livonia and Romulus, Michigan facilities. During 2010, we more than doubled our worldwide manufacturing capacity from 169 MWh to approximately 345 MWh. This expansion is part of our plan to support annual manufacturing capacity of 760 MWh. During December 2010, we qualified the first production line at our Livonia facility and qualified the second production line in our Livonia facility in July 2011. We began qualifying our Romulus facility for production during the first half of 2011 which is expected to be qualified in the fourth quarter of 2011. Also, we have put into place manufacturing overhead, including supply chain and quality organizations, which are sized to support significantly higher production volumes than we are currently producing. Increasing our production volume will allow us to reduce per-unit cell costs, improve the absorption of manufacturing overhead costs, and improve our gross margins.

        However, though our Michigan facilities are now operational, these facilities are not yet operating at their yield and uptime targets, and we incurred significant additional expenditures, such as premium freight, required to launch these facilities on a compressed timeline. As production volumes increase, equipment performance improves, our supply base matures and design changes are incorporated into our cells, we anticipate a steady improvement in our margins in the near term.

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

Operating Expenses

        Operating expenses consist of research, development and engineering, sales and marketing, general and administrative and production start-up expenses. Personnel-related expenses comprise the most significant component of these expenses. We hired a significant number of new employees in order to support our growth and increase our infrastructure. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. During the third quarter of 2010, we opened our manufacturing facility in Livonia, Michigan, and the first production line our Livonia facility was qualified for production in December 2010 while the second production line in our Livonia facility was qualified in July 2011. The Romulus facility began qualification for production in the first quarter of 2011 and is expected to be qualified in the fourth quarter of 2011. We expect to continue to incur production start-up expenses related to the Romulus facility until the facility is qualified.

        Research, Development and Engineering Expenses.    Research, development and engineering expenses consist primarily of expenses for personnel engaged in the development of new products and the enhancement of existing products, as well as lab materials, quality assurance activities and facilities costs and other related overhead. These expenses also include pre-production costs related to long-term supply agreements unless reimbursement from the customer is contractually guaranteed. Pre-production costs consist of engineering, design and development costs for products sold under long-term supply arrangements. We expense all of our research, development and engineering costs as they are incurred. In the near term, we expect research, development and engineering expenses to increase in large part due to personnel-related expenses, as well as contract-related expenses as we continue to invest in the development of our products. Accordingly, we expect that our research, development and engineering expenses will continue to increase in absolute dollars but decrease as a percentage of revenue in the long term. Research, development and engineering expense is reported net of any funding received under contracts with governmental agencies and commercial customers that are considered to be cost sharing arrangements with no contractually committed deliverable.

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

        Production Start-up Expenses.    Production start-up expenses consist of salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it is qualified for production, including the cost of raw materials, and the related labor and overhead, run through the production line during the qualification phase. We expect to incur additional production start-up expenses in the near term related to our facility in Romulus, Michigan. The Livonia facility began qualification for production in the third quarter of 2010 and the first production line was qualified in December 2010 while the second production line was qualified in July 2011. The Romulus facility began qualification for production in the first quarter of 2011 and is expected to be qualified in the fourth quarter of 2011.

        Other Income (Expense), Net.    Other income (expense), net consists primarily of interest income on cash balances, interest expense on borrowings, foreign currency-related gains and losses, equity-method earnings and other gains or losses. We have historically invested our cash in money market investments. Our interest income will vary each reporting period depending on our average cash balances during the period and the current level of interest rates. Similarly, our foreign currency-related gains and losses will also vary depending upon movements in underlying exchange rates. Other income includes equity losses related to our proportional share of earnings in investments accounted for under the equity method and will vary each reporting period depending on the earnings or losses of these entities and gains or losses on long-term investments will vary each reporting period depending on the timing of any joint ventures or other equity investments we may enter into, the investment made by us, and the ongoing operations of the investee. Additionally, for the nine months ended September 30, 2011, other income includes the gain recognized on the deconsolidation of our joint venture previously consolidated as a variable interest entity.

        Provision for Income Taxes.    Through September 30, 2011, we incurred net losses since inception and have not recorded provisions for U.S. federal income taxes since the tax benefits of our net losses have been offset by valuation allowances.

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

Certain Trends and Uncertainties

        The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary, however, should be considered along with the factors identified in the section titled "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

  •
  We anticipate revenue for the full year 2011 will grow 70% to 85% from 2010 revenue, primarily related to one of our significant customers transitioning into production during 2011. Further, we anticipate the number of transportation programs in production to at least double over the next two years. However, for the foreseeable future, we expect a significant portion of our revenues will continue to come from a relatively small number of customers. The loss of one of our most significant customers, several of our smaller customers, or one of our existing supply agreements for significant future revenues, could materially harm our business.

  •
  We anticipate the volume of our product shipments will increase substantially, based on stated demand from existing customers, which in turn, will lead to improving gross margins. We expect gradual improvement toward positive gross margin levels over the next several quarters as we continue to improve our manufacturing operational effectiveness and reduce costs through higher factory utilization, yield improvements and an improved materials supply base.

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

  •
  Revenue recognition;

  •
  Product warranty obligations;

  •
  Inventory;

  •
  Impairment of long-lived assets;

  •
  Government grants; and

  •
  Investments in non-public companies.

        During the nine months ended September 30, 2011, there were no significant changes in our critical accounting policies or estimates, with the exception of the expansion of our policies regarding impairment of long-lived assets and government grants which are disclosed below.

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

        Changes in assumptions or estimates could materially affect the determination of fair value of an asset group, and therefore could affect the amount of potential impairment of the asset. We make assumptions about our product production, service sales, cost of products and services and estimated residual value of property, plant and equipment. These assumptions are key inputs for developing our cash flow projections. These projections are derived using our internal operating budgets. These projections are updated annually and reviewed by the Board of Directors. Historically, the primary variances between our projections and actual results have been with regard to assumptions for future production, service sales, and cost of products and services. These factors are based on our best knowledge at the time we prepare our budgets but can vary significantly due to changes in supply and demand, changes in raw material prices, and changes in other economic conditions.

        During the nine months ended September 30, 2011, we recorded an impairment charge of $2.6 million related to long-lived assets at our China and Korea facilities.

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

Results of Consolidated Operations

        The following table sets forth the results of our operations as a percentage of revenue for each of the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue	100%	100%	100%	100%
Cost of revenue	112%	130%	111%	144%

Gross loss	(12)%	(30)%	(11)%	(44)%
Operating expenses	157%	64%	133%	97%

Operating loss	(169)%	(94)%	(144)%	(141)%

Other income (expense), net	2%	(4)%	(1)%	(4)%
Loss from operations, before tax	(166)%	(98)%	(146)%	(145)%
Provision for income taxes	0%	1%	1%	1%

Net loss	(167)%	(99)%	(146)%	(145)%

Other Operating Data:
Shipments (in watt hours, or Wh) (in thousands)	15,779	67,723	44,224	124,617

Three Months Ended September 30, 2010 and 2011

Revenue

	Three Months Ended September 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Revenue
Product
Transportation	$9,532	$34,450	$24,918	261.4%
Commercial	3,460	4,612	1,152	33.3%
Electric grid	5,973	20,541	14,568	243.9%

Total product	18,965	59,603	40,638	214.3%
Services	7,253	4,716	(2,537)	(35.0)%

Total revenue	$26,218	$64,319	$38,101	145.3%

        Product Revenue.    The increase in sales in the transportation industry of $24.9 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to the transition of one of our customers to volume production and our delivery against the supply agreement with this customer. In addition, the transition of several of our other customers from development programs to prototype production programs corresponded to an increase in sales to these customers for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. These increases were partially offset by a decrease of $1.1 million in sales to one of our existing production stage transportation customers. We expect sales to this customer to continue to decrease as a percentage of transportation revenue as revenues from other customers increase. Sales in the commercial industry increased by $1.1 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to variations in demand from existing customers. Sales to customers in the electric grid industry increased by $14.6 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 related to the installation and commissioning of energy storage units. Most of our electric grid products involve project-based contracts with multiple elements in which there are separate units of accounting within the arrangement. The timing of when we complete the required deliverables for the units of accounting and when all other revenue recognition criteria are met, may cause some variability in timing of revenue recognition. We anticipate that revenue recognition in the electric grid market for future periods will continue to be volatile due to the timing of deployment, delivery and commissioning of systems.

        Services Revenue.    The decrease in services revenue of $2.5 million was primarily related to the timing of project milestones and project completion on active projects. Of the $2.5 million decrease, $2.0 million was due to a certain transportation customer program transitioning from the development stage, where we recognized service revenue, to a production program where we recognize product revenue on a seasonal basis specifically with this customer. Services revenue from a certain government agency also decreased by $1.9 million due to project completion. These decreases were partially offset by a $1.4 million increase in services revenue.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended September 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Product	$23,755	$78,014	$54,259	228.4%
Services	5,538	5,878	340	6.1%

Total cost of revenue	$29,293	$83,892	$54,599	186.4%

Gross profit (loss)
Product	$(4,790)	$(18,411)	$(13,621)	284.4%
Services	1,715	(1,162)	(2,877)	(167.8)%

Total gross profit (loss)	$(3,075)	$(19,573)	$(16,498)	536.5%

        Cost of Product Revenue.    The increase in cost of product revenue of $54.3 million was primarily due to the increase in product revenues and a change in the mix of products sold in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The three months ended September 30, 2011 included a higher ratio of prismatic cell products shipped of 20% compared to 4% in the three months ended September 30, 2010. As we are in the process of qualification and production ramp-up at our Livonia and Romulus, Michigan facilities, our prismatic cell costs are currently higher as these facilities are not yet operating at their yield and uptime targets and we have incurred significant extra expenses, a portion of which are included in production start-up expenses, to launch these facilities on a compressed timeline.

        We are currently incurring higher part costs as we purchase certain parts at low volumes. As our production volumes of prismatic have increased, our material costs have begun to decrease as we benefit from volume purchase discounts. We expect this trend to continue. Due to low factory utilization, unabsorbed manufacturing expenses were $5.0 million for the three months ended September 30, 2010, compared to $10.5 million for the three months ended September 30, 2011. The increase in unabsorbed manufacturing expenses was primarily due to the increase in capacity brought online in Michigan late in 2010. As production volumes increase and our manufacturing process matures, we anticipate reduced per-unit costs through improved absorption of manufacturing overhead, improved labor efficiencies, reduced scrap charges and other process improvements.

        Cost of Services Revenues.    The increase in costs of services revenue for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 is due to the timing of project based costs.

        Product Gross Profit (Loss).    We experienced a product gross loss during the three months ended September 30, 2011, primarily due to low factory utilization and a change in the mix of products sold in the three months ended September 30, 2011. The three months ended September 30, 2011 included a higher ratio of prismatic cell products. Currently, our prismatic cell products have higher per-unit costs than we anticipate in the future as we are in the process of qualification and production ramp-up at our Livonia and Romulus facilities, as discussed above, and currently have lower gross margins as compared to cylindrical cell products which are a more mature product line.

        Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity, the timing of the production of new product designs and our ability to reduce cell costs. While we complete the expansion of our manufacturing capacity and ramp-up production volume of prismatic cells, our gross loss will be negatively affected by higher per-unit costs. When we increase our production volumes we anticipate lower per-unit costs due to lower material costs, improved absorption of our manufacturing overhead costs, and improved efficiencies that will all drive down the per-unit cell costs, and positively impact our gross profit. Unabsorbed manufacturing expenses were $10.5 million during the three months ended September 30, 2011. Due to unabsorbed manufacturing costs and the timing of project-based revenues and costs, we anticipate our gross profit or loss will vary significantly from period-to period going forward.

        Services Gross Profit.    Services gross profit decreased in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due to the timing of project milestones and the mix of current contracts. We recognize services project costs as incurred and, for programs which include milestones, we recognize services revenue upon the completion of project milestones when collectability is reasonably assured. As such, our services gross profit will fluctuate period over period based on the timing of milestones.

Operating Expenses

	Three Months Ended September 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Operating expenses
Research, development and engineering	$16,019	$19,181	$3,162	19.7%
Sales and marketing	3,506	4,515	1,009	28.8%
General and administrative	9,860	16,289	6,429	65.2%
Production start-up	11,751	1,097	(10,654)	(90.7)%

Total operating expenses	$41,136	$41,082	$(54)	(0.1)%

        Research, Development and Engineering Expenses.    A portion of research, development and engineering expenses was offset by cost-sharing funding. Our research, development and engineering expenditures are summarized as follows:

	Three Months Ended September 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenses
Aggregated research, development and engineering expenditures	$17,763	$22,074	$4,311	24.3%
Research, development and engineering reimbursements	(1,744)	(2,893)	(1,149)	65.9%

Research, development and engineering expenses	$16,019	$19,181	$3,162	19.7%

        The increase in research, development and engineering expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily attributable to an increase of $2.3 million in expenses associated with an increase in personnel and $1.7 million increase in services from consultants. These additional employees and consultants primarily focus on process improvement, material science chemistry and battery and battery systems technology that support the increase in customer product development programs. This increase was partially offset by a decrease of $0.8 million in the three months ended September 30, 2011 related to other research, development and engineering cost. Research, development and engineering expense was 61% of revenue for the three months ended September 30, 2010, compared to 30% for the three months ended September 30, 2011.

        Sales and Marketing Expenses.    The increase in sales and marketing expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily attributable to an increase of $1.4 million in personnel-related expenses associated with an increase in sales and marketing personnel. This increase was partially offset by a decrease of $0.4 million in the three months ended September 30, 2011 resulting from a decrease in marketing expenses related to trade shows, public relations, advertising, and other sales and marketing related expenses. Sales and marketing expense was 13% of revenue for the three months ended September 30, 2010, compared to 7% for the three months ended September 30, 2011.

        General and Administrative Expenses.    The increase in general and administrative expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to an increase of $5.0 million as a result of the litigation settlement related to the Hydro-Quebec, an increase of $1.0 million related to utilities and facilities expenses and an increase in other general and administrative expenses of $0.4 million. General and administrative expense was 38% of revenue for the three months ended September 30, 2010, compared to 25% for the three months ended September 30, 2011.

        Production start-up.    A portion of production start-up expenses was offset primarily by government grant funding. Our production start-up expenditures are summarized as follows:

	Three Months Ended September 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Production start-up expenditures
Aggregated production start-up expenditures	$15,603	$1,851	$(13,752)	(88.1)%
Production start-up reimbursements	(3,852)	(754)	3,098	(80.4)%

Production start-up expenses	$11,751	$1,097	$(10,654)	(90.7)%

        The decrease in production start-up expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to decreased production start-up expenses related to our manufacturing expansion at our Livonia, Michigan facility as the first production line was qualified for production in December 2010. This decrease was partially offset by increased production start-up expenses related to our manufacturing expansion for our coating plant at our Romulus, Michigan facility which began qualification in the first quarter of 2011. Additionally, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, cost offsets from government grant funding decreased by $3.1 million. Production start-up expenses were 45% of revenue for the three months ended September 30, 2010, compared to 2% for the three months ended September 30, 2011.

Other Income (Expense), Net

	Three Months Ended September 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest expense, net	$(199)	$(2,227)	$(2,028)	1019.1%
Gain (loss) on foreign exchange	713	(98)	(811)	(113.7)%
Other (expense) income, net	87	(143)	(230)	(264)%

Total other expense, net	$601	$(2,468)	$(3,069)	(510.6)%

        The change in interest, net for the three months ended September 30, 2011 was primarily due to an increase in interest expense on the Convertible Notes and capital lease obligations during the three months ended September 30, 2011. The decrease in net foreign exchange losses for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, is due to the effect of currency exchange rate changes on transactions that are non U.S. dollar denominated and charged or credited to earnings. Other income is due to losses recognized on our Chinese joint venture accounted for under the equity method.

        Provision for Income Taxes.    The provision for income taxes for the three months ended September 30, 2010 and 2011 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Nine Months Ended September 30, 2010 and 2011

Revenue

	Nine Months Ended September 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Revenue
Product
Transportation	$30,239	$71,152	$40,913	135.3%
Commercial	12,829	12,922	93	0.7%
Electric grid	11,229	20,551	9,322	83.0%

Total Product	54,297	104,625	50,328	92.7%
Services	18,997	14,144	(4,853)	(25.5)%

Total revenue	$73,294	$118,769	$45,475	62.0%

        Product Revenue.    The increase in sales in the transportation industry of $40.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to the transition of one of our customers to volume production and our delivery against the supply agreement with this customer. Additionally, the transition of several of our other customers from development programs to prototype production programs, corresponded to an increase in sales to these customers for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. These increases were partially offset by a decrease of $11.0 million in sales to one of our existing production stage transportation customers. We expect sales to this customer to decrease as a percentage of transportation revenue as revenues from other customers increase. The sales in the commercial industry for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 were consistent with last year.

        The increase in sales in the electric grid industry of $9.3 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is driven by the timing of demand from our existing production customers. Most of our electric grid products involve project-based contracts with multiple elements in which there are separate units of accounting within the arrangement. The timing of when we complete the required deliverables for the units of accounting and when all other revenue recognition criteria are met, may cause some variability in timing of revenue recognition. We anticipate that revenue recognition in the electric grid market for future periods will continue to be volatile due to the timing of deployment, delivery and commissioning of systems.

        Services Revenue.    The decrease in services revenue of $4.9 million was primarily due to a decrease of $7.0 million related to a contract with a government agency where a substantial amount of the development work was completed in the nine months ended September 30, 2010. This decrease was offset by a $2.1 million increase in other services revenue resulting from the timing of project milestones and project completions, on active projects. For programs which include milestones, we recognize services revenue upon the completion of project milestones when collectability is reasonably assured.

Cost of Revenue and Gross Profit (Loss)

	Nine Months Ended September 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Product	$65,086	$157,928	$92,842	142.6%
Services	16,273	13,422	(2,851)	(17.5)%

Total cost of revenue	$81,359	$171,350	$89,991	110.6%

Gross profit (loss)
Product	$(10,789)	$(53,303)	$(42,514)	394.0%
Services	2,724	722	(2,002)	(73.5)%

Total gross loss	$(8,065)	$(52,581)	$(44,516)	552.0%

        Cost of Product Revenue.    The increase in cost of product revenue was primarily due to an increase in product revenues and a change in the mix of products sold in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The nine months ended September 30, 2011 included a higher ratio of prismatic cell products shipped of 22% compared to 3% in the nine month ended September 30, 2010. As we are in the process of qualification and production ramp-up at our Livonia and Romulus, Michigan facilities, our prismatic cell costs are currently higher as these facilities are not yet operating at their yield and uptime targets and we have incurred significant extra expenses, a portion of which are included in production start-up expenses, to launch these facilities on a compressed timeline.

        Additionally, we are currently incurring higher part costs as we purchase certain parts at low volumes. As our production volumes of prismatic have increased, our material costs have begun to decrease as we benefit from volume purchase discounts. Due to low factory utilization, unabsorbed manufacturing expenses were $14.7 million for the nine months ended September 30, 2010, compared to $24.2 million for the nine months ended September 30, 2011. The increase in unabsorbed manufacturing expenses was due to the increase in capacity brought online in Michigan late in 2010 combined with the fact that production volumes for customer agreements did not begin to increase until the second quarter of 2011. As production volumes increase and our manufacturing process matures, we anticipate reduced per-unit costs through improved absorption of manufacturing overhead, improved labor efficiencies, reduced scrap charges and other process improvements.

        Cost of Services Revenues.    The decrease in costs of services revenue resulted from the decrease in services revenues in addition to the mix of contracts for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The nine months ended September 30, 2010 included higher cost of services revenue due to the timing of project based costs.

        Product Gross Profit (Loss).    We experienced a product gross loss during the nine months ended September 30, 2011, primarily due to low factory utilization and a change in the mix of products sold in the nine months ended September 30, 2011 as the nine months ended September 30, 2011 included a higher ratio of prismatic cells. Currently, our prismatic cell products have higher per-unit costs we anticipate in the future as we are in the process of qualification and production ramp-up at our Livonia and Romulus, Michigan facilities, as discussed above, and correspondingly, have lower gross margins as compared to cylindrical cell products which are a more mature product line.

        Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity, the timing of the production of new product designs and our ability to reduce cell costs. While we complete the expansion of our manufacturing capacity and ramp-up production volume of prismatic cells, our gross loss will be negatively affected by higher per-unit costs. When we increase our production volumes we anticipate lower per-unit costs due to lower material costs, improved absorption of our manufacturing overhead costs, and improved efficiencies that will all drive down the per-unit cell costs, and positively impact our gross profit. Unabsorbed manufacturing expenses were $24.2 million during the nine months ended September 30, 2011 as compared to $14.7 million for the nine months ended September 30, 2010 due to increased capacity brought online in Michigan in late 2010. Due to unabsorbed manufacturing costs and the timing of project-based revenues and costs, we anticipate our gross profit or loss will vary significantly from period-to period going forward.

        Services Gross Profit.    Services gross profit decreased in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to the increases in project costs, the timing of project milestones and the mix of current contracts. We recognize services project costs as incurred and, for programs which include milestones, we recognize services revenue upon the completion of project milestones when collectability is reasonably assured. As such, our services gross profit will fluctuate period over period based on the timing of milestones.

Operating Expenses

	Nine Months Ended September 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Operating expenses
Research, development and engineering	$43,967	$56,974	$13,007	29.6%
Sales and marketing	9,672	13,667	3,995	41.3%
General and administrative	26,904	34,799	7,895	29.3%
Production start-up	17,168	9,215	(7,953)	(46.3)%

Total operating expenses	$97,711	$114,655	$16,944	17.3%

        Research, Development and Engineering Expenses.    A portion of research, development and engineering expenses was offset by cost-sharing funding. Our research, development and engineering expenditures are summarized as follows:

	Nine Months Ended September 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenses
Aggregated research, development and engineering expenditures	$47,686	$62,015	$14,329	30.0%
Research, development and engineering reimbursements	(3,719)	(5,041)	(1,322)	35.5%

Research, development and engineering expenses	$43,967	$56,974	$13,007	29.6%

        The increase in research, development and engineering expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily attributable to an increase of $10.8 million in expenses associated with an increase in personnel who primarily focus on process improvement, material science chemistry and battery and battery systems technology and who support the increase in customer product development programs as we continue to perform research to develop new products and continuously improve the performance of our existing products. Also, other research, development and engineering cost increased by $2.2 million in the nine months ended September 30, 2011. Research, development and engineering expense was 60% of revenue for the nine months ended September 30, 2010, compared to 48% for the nine months ended September 30, 2011.

        Sales and Marketing Expenses.    The increase in sales and marketing expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily attributable to an increase of $4.9 million in expenses associated with an increase in sales and marketing personnel. This increase was partially offset by a decrease of $0.9 million in the nine months ended September 30, 2011 related to marketing expenses related to trade shows, public relations, advertising, and other sales and marketing related expenses. Sales and marketing expense was 13% of revenue for the nine months ended September 30, 2010, compared to 12% for the nine months ended September 30, 2011.

        General and Administrative Expenses.    The increase in general and administrative expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to an increase of $5.0 million in litigation related expenses as a result of the litigation settlement related to Hydro-Quebec. Additionally, personnel-related expenses increased by $2.0 million, associated with an increase in general and administrative personnel and an increase in depreciation expenses of $2.0 million and utilities expenses of $1.6 million resulting from the expansion of our corporate facilities in the nine months ended September 30, 2011. These increases were partially offset by a decrease in accounting and legal fees of $1.3 million and other general and administrative expenses of $1.4 million. General and administrative expense was 37% of revenue for the nine months ended September 30, 2010, compared to 29% for the nine months ended September 30, 2011.

        Production start-up.    A portion of production start-up expenses was offset primarily by government grant funding. Our production start-up expenditures are summarized as follows:

	Nine Months Ended September 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Production start-up expenditures
Aggregated production start-up expenditures	$22,490	$13,792	$(8,698)	(38.7)%
Production start-up reimbursements	(5,322)	(4,577)	745	(14.0)%

Production start-up expenses	$17,168	$9,215	$(7,953)	(46.3)%

        The decrease in production start-up expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to decreased production start-up expenses related to our manufacturing expansion at our Livonia, Michigan facility as the first production line was qualified for production in December 2010. This decrease was partially offset by a decrease in cost offsets from government grant funding totaling $0.7 million. Production start-up expenses were 23% of revenue for the nine months ended September 30, 2010, compared to 8% for the nine months ended September 30, 2011.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest expense, net	$(789)	$(4,973)	$(4,184)	530.3%
Gain (loss) on foreign exchange	(268)	(19)	249	(92.9)%
Other (expense) income, net	87	530	443	509.2%

Total other expense, net	$(970)	$(4,462)	$(3,492)	360.0%

        The change in interest, net for the nine months ended September 30, 2011 was due to an increase in interest expense due to interest accrued on the Convertible Notes and interest on capital lease obligations outstanding during the nine months ended September 30, 2011. The decrease in net foreign exchange gains for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, is due to the effect of currency exchange rate changes on transactions that are non U.S. dollar denominated and charged or credited to earnings. Other income is primarily due to a gain of $1.2 million recognized on the deconsolidation of our joint venture which was previously consolidated as a variable interest entity. This gain is partially offset by losses recognized on our Chinese joint venture and losses recognized on our investment in 24M Technologies, Inc., a privately-held company, both accounted for under the equity method.

        Provision for Income Taxes.    The provision for income taxes for the nine months ended September 30, 2010 and 2011 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Liquidity and Capital Resources

Sources of Liquidity

        The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2010	2011
Net cash used in operating activities	$(86,417)	$(197,978)
Net cash used in investing activities	(74,649)	(74,459)
Net cash provided by financing activities	4,621	281,431
Effect of foreign exchange rates on cash and cash equivalents	156	(17)

Net (decrease) increase in cash and cash equivalents	$(156,289)	$8,977

        Since inception, we have funded our operations primarily through private placements of preferred stock, common stock, convertible promissory notes, demand notes, term loans, credit facilities and our initial public offering. During the nine months ended September 30, 2011, we received net proceeds, after deducting issuance costs, of $138.8 million, $115.2 million and $38.1 million from the issuance of convertible notes, the issuance of common stock and a revolving line of credit, respectively.

Additionally, we received proceeds from government grants of $32.0 million as reimbursement of capital expenditures. As of September 30, 2011, we had cash and cash equivalents of $225.8 million and accounts receivable of $59.4 million.

        To fund our growth over the next 12 months, including anticipated future losses, purchase commitments, and capital expenditures, we are taking actions to reduce the cash used in operating and investing activities including plans to improve our gross margins, reduce our operating expenses, and increase inventory turns. However, we may also choose to raise additional capital to fund cash requirements through expansion of the existing line of credit and/or additional strategic partnerships. As noted above we have been successful in raising funds and most recently, on November 7, 2011, we announced a series of agreements with IHI Corporation that will provide, among other things, $25 million through the sale of common stock and a one-time, non-refundable license fee of $7.5 million for a technology license agreement. We have also been in discussion with other potential strategic partners that could provide additional capital as well as improved access to different markets in which to sell our products. Although we are hopeful that we will be able to improve our operating efficiencies and be able to obtain additional financing through new partnerships, there is no guarantee that we will be able to achieve such expected improvements in operating performance or that we will be able to obtain such external funding.

Cash Flows From Operating Activities

        Operating activities used $198.0 million of net cash during the nine months ended September 30, 2011. We incurred a net loss of $172.8 million in the nine months ended September 30, 2011, which included non-cash share-based compensation expense of $10.4 million and depreciation and amortization of $18.2 million. Investments in working capital and other changes in asset and liability accounts used $57.8 million of net cash during the nine months ended September 30, 2011.

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

        Cash used in investing activities totaled $74.5 million during the nine months ended September 30, 2011 and consisted of capital expenditures of $113.7 million primarily related to the purchase of manufacturing equipment and a decrease in restricted cash of $10.5 million. During the nine months ended September 30, 2011, we received government grant proceeds of $32.0 million related to reimbursements for capital expenditures previously incurred. The reimbursements received for the nine months ended September 30, 2011 primarily relate to our DOE Battery Initiative grant.

        Cash used in investing activities totaled $74.6 million during the nine months ended September 30, 2010 and consisted of capital expenditures of $107.8 million primarily related to the purchase of manufacturing equipment, expenditures of $14.9 million related to the purchase of a long-term investment, an increase in restricted cash of $1.6 million and receipt of government grant proceeds of $49.6 million.

        We anticipate additional capital expenditure levels in future periods as we continue to fund the expansion of our facilities to support the anticipated growth of our business. Additionally, we anticipate investing cash outflows in future periods as we invest in joint ventures and other equity investments in order to establish strategic relationships.

Cash Flows From Financing Activities

        Cash flows provided by financing activities totaled $281.4 million during the nine months ended September 30, 2011 and included proceeds from the issuance of debt, net of offering costs of $138.8 million, proceeds from the issuance of common stock, net of issuance costs paid, of $115.2 million, proceeds from revolving credit lines of $38.1 million, proceeds from the exercise of stock options of $2.0 million and proceeds from government grants of $0.9 million. These proceeds were partially offset by repayments on revolving credit line and long-term debt of $12.0 million and payments on capital lease obligations of $2.1 million.

        Cash used in financing activities totaled $4.6 million during the nine months ended September 30, 2010 and included proceeds from government grants of $7.3 million and proceeds from exercise of stock options of $3.1 million. These proceeds were partially offset by repayments on long-term debt of $5.2 million, and repayments on capital lease obligations of $0.5 million.

        In future periods, we expect financing activities such as proceeds from grants, equity offerings and debt issuances to be a significant source of cash. If we are unable to raise additional capital, there would be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over the next twelve months.

Credit Facilities

        As of September 30, 2011, we hold a term loan with a financial institution that requires us to comply with certain covenants, which include a minimum liquidity ratio calculation. Additionally, we may not create, incur, assume or be liable for indebtedness, except for permitted indebtedness, or create, incur or allow any lien on our property, except for permitted liens. Under the term loan agreement, an event of default would occur if we fail to pay any obligation due or fail or neglect to perform, keep or observe any material term provision, condition, covenant or agreement within the term loan agreement, and do not, or are unable to cure the default within the allowed grace period, or a material adverse change in our business occurs. Upon an event of default, the financial institution may declare all obligations immediately due and payable, it may stop advancing money or extending credit or it may apply against the obligation balances and deposits which we hold with the financial institution, among other remedies available to the financial institution under the terms of the term loan agreement. On September 30, 2011, we also entered into a Credit Agreement, providing us with a revolving loan facility in an aggregate principal amount of up to the lesser of (i) $40.0 million or (ii) a Borrowing Base (as defined in the credit agreement) established at 80% of certain eligible accounts, 15% of certain eligible foreign accounts and 30% of certain eligible inventory, as more specifically described in the agreement. The agreement also provides a letter of credit sub-facility in an aggregate principal amount of up to $10.0 million and a swing-line loan sub-facility in an aggregate principal amount of up to $5.0 million. Any outstanding obligations under either the letter of credit sub-facility or swing-line sub-facility deduct from the availability under the $40.0 million revolving facility. The credit agreement additionally provides a discretionary incremental facility in an aggregate principal amount of not less than $10.0 million and up to $35.0 million. The funding of the incremental facility is discretionary on the part of the lenders and will depend on market conditions and other factors. The credit agreement permits us to enter into cash management and hedging agreements with the lenders.

        The maturity date for any revolving cash borrowings under the Agreement is September 30, 2014. We borrowed the $40.0 million at September 30, 2011 and repaid the total outstanding of $8.0 million on the existing revolving loan. The remaining funds will be used for working capital and general corporate purposes. As of September 30, 2011, we had $0 available to borrow under this facility.

        Revolving cash borrowings under the Agreement will bear interest at (i) the Eurodollar Rate (as defined in the Agreement), plus 0.225% (if our liquidity is greater than $75.0 million) or 0.275% (if our liquidity is equal to or less than $75.0 million) per annum, and/or (ii) the base rate (customarily defined), plus 0.50% (if the our liquidity is equal to or less than $75.0 million) per annum.

        Amounts outstanding under the agreement (including any cash management or hedging agreements as provided in the agreement) are secured by substantially all of our existing and future assets, except intellectual property and certain other exceptions as set forth in the Agreement and related security documents.

        The Agreement contains the following financial covenants:

  (a)
  We must maintain (i) a Consolidated Liquidity Ratio of at least 2.00 to 1.00, and (ii) a liquidity of at least $50.0 million; and

  (b)
  Our Consolidated Tangible Net Worth (as defined in the Agreement) must be at least $400.0 million.

        Additionally, we may not create, issue, incur, assume or be liable in respect of or suffer to exist, any indebtedness, except for permitted indebtedness or create, incur, assume or suffer to exist, any lien on its property, except for permitted liens. Under the credit agreement, an event of default would occur we fail to pay any obligation due or fail or neglect to perform, keep or observe any material term provision, condition, covenant or agreement within the credit agreement, and do not, or are not able to remedy the default within the allowed grace period, or a material adverse change in our business occurs. Upon an event of default, the financial institution may declare all obligations immediately due and payable, it may stop advancing money or extending credit or it may apply against the obligation balances and deposits which we hold with the financial institution, among other remedies available to the financial institution under the terms of the credit agreement.

        As of September 30, 2011, we are in compliance with the covenants and terms of the agreements.

Off-Balance Sheet Arrangements

        In June 2010, we entered into a supply agreement under which we committed to minimum purchase volumes for each of the years ending December 31, 2010 through December 31, 2013 for a raw material component. If our purchase volumes during any year fail to meet the minimum purchase commitments, we are required to pay the seller a variance payment for the difference between the amount actually purchased in that calendar year and the annual minimum purchase commitment for that calendar year. We will receive a credit for the amount of the variance payment to be applied to purchases in the following year and we will have until April 1, 2015 to reclaim any variance payment resulting from the minimum purchase commitments for calendar years 2012 or 2013. The table shown below in the section titled "Contractual Obligations" shows the amount of our purchase commitments payable by year inclusive of our commitment under the supply agreement described above. For the nine months ended September 30, 2011, we have purchased $6.7 million under this supply agreement.

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

Contractual Obligations

        Our contractual obligations relate primarily to borrowings under long-term debt obligations, capital leases, operating leases, and purchase obligations which include agreements or purchase orders to purchase goods or services that are enforceable and legally binding. A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 11, 2011. During the nine months ended September 30, 2011, there were no material changes outside the ordinary course of business in our contractual obligations or the estimated timing of the future cash payments, except as noted below.

        The following is a summary of our purchase obligations as of September 30, 2011:

		Payments Due in
	Total	Less than 1 Year	1 - 3 Years
	(in thousands)
Purchase obligations(1)	138,344	101,344	37,000

	$138,344	$101,344	$37,000

(1)
Capital expenditure purchase obligations include agreements or purchase orders to purchase capital goods that are enforceable and legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2011, we have not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 11, 2011. Our convertible notes issued in April 2011 have a fixed interest rate and therefore we are not subject to interest rate sensitivity on these instruments.

ITEM 4.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

        Changes in Internal Controls.    No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting other than described below. As disclosed in Item 9A: Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 11, 2011, our former Chief Financial Officer left the company in January 2011. In May 2011, our new Chief Financial Officer joined the Company and assumed the role of principal financial and accounting officer following the departure of our former controller and principal accounting officer later that month. The role of principal accounting officer was given to our Chief Accounting Officer who joined the Company in July 2011.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 2005 and 2006, we received communications from Hydro-Quebec, a Canadian utility company, alleging that the cathode material of our batteries infringes U.S. Patent No. 5,910,382 and U.S. Patent No. 6,514,640 that had been granted to The University of Texas, or UT, and that relate to certain electrode materials used in lithium-ion batteries. We refer to these patents by the last three digits of the patent number. The '382 and '640 patents include claims that claim to cover battery cathode material having a particular crystal structure and chemical formula. We contended that our cathode material has a different crystal structure and chemical formula.

        We believe that UT subsequently licensed the patents to Hydro-Quebec, which in turn licensed the technology to companies that make and sell electrode materials for batteries. On April 7, 2006, we commenced an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment that our products do not infringe these patents and that the patents are invalid. On September 8, 2006, we also requested ex parte reexamination of the two patents by the U.S. Patent & Trademark Office, or PTO, to determine whether the subject matter they claimed is patentable.

        On September 11, 2006, Hydro-Quebec and UT commenced an action in the United States District Court for the Northern District of Texas against us, one of our customers, Black & Decker, whom we have agreed to indemnify, and one of our suppliers alleging infringement of the two patents and, in a later amended complaint, false advertising. The plaintiffs' complaint alleged infringement of various claims of the '382 Patent and various claims of the '640 Patent and that we and Black & Decker had engaged in false advertising by making representations about the source and nature of our technology. The complaint sought injunctive relief, including against making, using or selling any product containing the patented technology, actual damages in an unspecified amount, increased and/or treble damages, interest, costs and attorney fees.

        In October 2006 and January 2007, the PTO granted our requests for reexamination of the two patents. In January and February 2007, the two litigations in Massachusetts and Texas were stayed pending the PTO reexaminations. During the reexamination, the PTO rejected all of the original claims of the '382 Patent as unpatentable. UT then amended the claims of the '382 Patent to make them narrower than the original claims in order to distinguish the claimed invention from the prior art and added two new and narrower claims. The PTO determined that the narrower amended and new claims of the '382 Patent submitted during reexamination are patentable and concluded the reexamination of the '382 Patent. On April 15, 2008, the PTO issued a reexamination certificate with the amended claims and the two new claims. During the reexamination of the '640 Patent, the PTO rejected all of the original claims of the '640 Patent as unpatentable. UT then amended the claims of the '640 Patent to make them narrower than the original claims in order to distinguish the claimed invention from the prior art. On May 12, 2009, the PTO issued a Certificate of Reexamination for the '640 Patent with the amended narrower claims, thus allowing Hydro-Quebec and UT to assert the narrower claims of the Certificate of Reexamination against any alleged infringer, including us.

        On July 22, 2009, Hydro-Quebec and UT sent us a proposed Second Amended Complaint in the Texas litigation, which was filed with the Texas court on August 27, 2009 and we were granted several unopposed extensions to file our response. The Texas court re-opened the case and lifted the stay on October 26, 2009. The Texas court held a hearing with the parties on May 14, 2010 and extended a schedule for the case leading to a claim construction hearing, which was held on December 2, 2010. On March 29, 2011, the Texas court issued a Memorandum Opinion and Order on Claim Construction. The court issued a scheduling order on April 27, 2011, and trial was set to begin in December 2011. On June 7, 2011, Hydro-Quebec filed a new complaint in the United States District Court for the Northern District of Texas against us and other companies alleging infringement of a newly-issued continuation patent (U.S. Patent No. 7,955,733) to one of the patents in the existing action. Hydro-Quebec then amended this complaint to include three additional continuation patents (U.S. Patent Nos. 7,960,058, 7,964,308, and 7,972,728) that have subsequently issued. We requested reexamination by the PTO of three of the continuation patents in suit. On June 27, 2011, the parties engaged in a court ordered mediation session in New York City before the Honorable John Lifland, a retired federal judge.

        On October 31, 2011, we entered into a Settlement Agreement and related Patent Sublicense Agreement with Hydro-Quebec and UT thereby settling the patent disputes and resolving the existing litigations. The parties have agreed to dismiss all litigations and we were granted a license under the related patents.

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

        We have never been profitable. We experienced net losses of $86.6 million for 2009, $152.9 million for 2010 and $172.8 million for the nine months ended September 30, 2011. We expect we will continue to incur net losses in the near term. We expect to incur significant future expenses as we develop and expand our business and our manufacturing capacity. In addition, as a public company, we have incurred and will continue to incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

         We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain.

        To rapidly develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital over the last several years. We have had negative cash flow before financing activities of $114.7 million for 2009, $250.4 million for 2010 and $272.4 million for the nine months ended September 30, 2011. We anticipate that we will continue to have negative cash flow for the foreseeable future. Our business will also require significant amounts of working capital to support our growth. Therefore, we may need to raise additional capital from investors to achieve our expected growth, and we may not achieve sufficient revenue growth to generate positive future cash flow. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

         If we are unable to obtain supplies of materials we use in the electrode coating process of our batteries sufficient to meet our planned demand levels, our results of operations could be materially adversely affected.

        Our supply of materials we use in the electrode coating process of our batteries was disrupted by the earthquake and tsunami that occurred in Japan on March 11, 2011. We currently have inventory of these materials on hand, in transit, or committed from our supplier that we believe will support our manufacturing operations through December 2012. However, if we are not able to obtain these or additional materials from our supplier, or if there is a prolonged disruption in our suppliers' manufacturing capability and we are delayed or are not able to qualify a second source of supply, our results of operations would be materially adversely affected and we would not be able to achieve our planned financial results. We are not currently aware of any other supply issue related to the earthquake in Japan affecting our business. Our automotive customers comprise a substantial portion of our current and projected future revenue, and any such disruption in their supply chain or further disruption in our supply chain, or even the potential for such disruption, could cause delays in our programs and have a material adverse affect on our business, results of operations and financial outlook.

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

         Adverse business or financial conditions affecting the automobile industry have had, and may continue to have, a material adverse effect on our development and marketing partners and our battery business.

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

        We may need to raise additional capital in the future to fund our growth and expansion plans and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline. For example, in April 2011, we issued 20.2 million shares of common stock and $143.8 million in principal of convertible unsecured subordinated notes. The issuance of shares pursuant to these transactions resulted in dilution to stockholders who held our common stock prior to such transactions. Stockholders will also experience further dilution if holders of the convertible notes choose to convert such notes into shares of our common stock.

        On November 7, 2011, we announced a series of agreements with IHI Corporation pursuant to which, we will raise $25 million through the sale of common stock.

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

         Because we build our manufacturing capacity based on our projection of future design wins and supply agreements, our business revenue and profits depend upon our ability to enter into and complete these agreements, successfully complete these expansion projects, achieve competitive manufacturing yields and drive volume sales consistent with our demand expectations.

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

         Revenue from our supply agreement with Fisker Automotive, Inc., or Fisker, represents, and is expected to continue to represent, a significant portion of our revenue. If Fisker is unable to fulfill its commitment under the supply agreement our revenues could be materially lower than our forecasts and we may have under-utilized manufacturing capacity.

        We have a supply agreement with Fisker pursuant to which we are providing Fisker with advanced automotive battery systems over a multi-year period. If Fisker is not successful in raising additional capital necessary to fund its operations, executing on its strategic plan or does not meet the anticipated demand for our products, our revenues and profitability may be materially impacted. For example, in November 2011, we announced revised annual revenue guidance for 2011 due to an unanticipated reduction in orders from Fisker for the fourth quarter. As we invest in capital expenditures and build our manufacturing capacity in anticipation of demand, including anticipated demand from Fisker under the supply agreement, our operating results may be adversely affected by underutilization of capacity, failure to achieve economies of scale, and reduced margins if actual orders are less than expected.

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

        We have applied for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of electric vehicles and advanced battery technologies, including a loan under the DOE ATVM Program. Much of our planned domestic manufacturing capacity expansion depends on receipt of these funds and other incentives, and the failure to obtain these funds or other incentives could materially and adversely affect our ability to expand our manufacturing capacity and meet planned production levels. Given recent bankruptcies declared by some recipients of loans under the DOE ATVM Program and resulting congressional investigations into the DOE ATVM Program, we anticipate that pending loan applications, including our own, may be further delayed. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability and continued availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives is and will be highly competitive. While we have received a grant under the DOE Battery Initiative and have received some state incentives, we cannot assure you that we will be successful in obtaining additional grants, loans and other incentives. Moreover, we may not be able to satisfy or continue to satisfy the requirements and milestones imposed by the granting authority as conditions to receipt of the funds or other incentives, the timing of the receipt of the funds may not meet our needs and we nevertheless may be unable to successfully execute on our business plan. Moreover, not all of the terms and conditions associated with these incentive funds have been disclosed to us, and once disclosed, there may be terms and conditions with which we are unable to comply or which are commercially unacceptable to us. In addition, the DOE Battery initiative grant and any other federal government programs which may make additional awards to us will require us to spend a portion of our own funds for every incentive dollar we receive or are permitted to borrow from the government and will impose time limits during which we must use the funds awarded to us. If we are unable to raise sufficient additional capital so that we are able to receive all of the amounts which have and may be awarded to us in a timely manner, our ability to expand our manufacturing capacity could be materially adversely affected. In addition, less than expected actual and anticipated future demand for our products may cause us to slow the pace of the expansion of our manufacturing capacity such that we are not able to use the government incentive funds awarded or made available to us in the time periods required by the granting authorities.

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

        A significant portion of our revenue is generated from a limited number of customers. For the years ended December 31, 2009 and 2010, revenue from our two largest customers represented 45% and 41% of our revenue, respectively. Although the composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. In addition, our contracts with our customers generally do not include long-term commitments or minimum volumes that ensure future sales of our products. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer's financial condition, changes in the customer's business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or for other reasons outside of our control. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations. For example, in November 2011, we announced revised annual revenue guidance for 2011 due to an unanticipated reduction in orders from Fisker for the fourth quarter. Additionally, if one of our significant customers, several of our smaller customers, or one of our existing supply agreements with customers for significant future revenues experiences a delay in production, or their product is not successful, our business, financial condition and results of operations could be materially harmed.

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

        As of September 30, 2011, we had total indebtedness of $184.0 million. Our indebtedness could have significant negative consequences, including:

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

        Our success in the transportation market depends, in part, on our ability to design, develop and commercially manufacture lithium-ion batteries in prismatic form and battery systems for use in HEVs, PHEVs and EVs currently being developed and that may be developed in the future. The design and development of a lithium-ion battery in prismatic form and battery systems for use in the transportation industry is complex, expensive, time-consuming and subject to rigorous quality and performance requirements. If we are unable to design, develop and commercially manufacture lithium-ion batteries in prismatic form in a timely fashion and that are accepted for use in the transportation industry, our business and operating results may be adversely affected.

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

        Management identified a material weakness in our internal controls and information technology controls over the financial statement close and reporting process for the year ended December 31, 2010. Also, our former Chief Financial Officer left the company in January 2011 and, as a result, on an interim basis, our then-Vice President of Finance and Corporate Controller also fulfilled the role as the interim Chief Financial Officer until our current Chief Financial Officer joined the Company on May 12, 2011. Consequently, we had a lack of continuity of senior financial management during the preparation of our annual report for the year ended December 31, 2010. For a detailed discussion of the material weakness, see "Controls and Procedures" section within Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

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

        In December 2009, we formed a joint venture with SAIC Motor Co. Ltd., or SAIC, a leading automaker in China. We have a 49 percent minority interest in the joint venture, Shanghai Advanced Traction Battery Systems Co., Ltd., or ATBS, which is domiciled in Shanghai, China. Pursuant to the joint venture agreements, we are supplying ATBS with battery cells and, as requested by ATBS, we have granted necessary advanced technology licenses to ATBS for the development, manufacture and service of battery systems. In addition, we have made capital contributions to ATBS in an aggregate amount of $4.7 million.

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

        Our headquarters, including administrative offices and research and development centers, are located in Massachusetts. We also operate manufacturing, logistics, sales and research and development facilities in Michigan, Missouri, China, Korea and Germany. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages some or all of which may not be covered by insurance. In addition, a renewed outbreak of a widespread public health problem in China or the United States could have a negative effect on our operations.

Risks Related to Intellectual Property

         Third parties have asserted that they own or control patents that are infringed by our products.

        We recently settled a patent litigation with Hydro-Qubec and the University of Texas, or UT, involving certain patents Hydro- Qubec has licensed from UT, related to electrode materials used in lithium-ion batteries. This litigation was initially commenced in 2006 and had been scheduled to go to trial in December 2011. For a more detailed discussion of our patent litigation, see Item 1 of Part II: "Legal Proceedings."

        The mere existence, and the uncertainty with respect to the ultimate outcome, of any other patent litigation that we may become involved with, could cause our current and potential customers, development partners, the federal or state governments and licensees to stop, delay or avoid doing business with us or modify the extent to which they are willing to do business with us, and this loss or delay of business could harm our operating results and our ability to execute on our business plan.

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

        We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality and non-compete agreements with our employees, former employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Such unauthorized disclosure may also be difficult to prevent or enforce against current or former employees in locations outside of the United States (e.g., in China) where the legal systems and law enforcement are less developed, extradition treaties may not exist and business practices differ. In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets, and courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

         Our stock price is volatile.

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from September 24, 2009 through September 30, 2011, our common stock traded at a high price of $28.20 and a low price of $2.99. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

  •
  product liability issues involving our products or our competitors' products;

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

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2011, 31,606,815 shares of our common stock were subject to a 90-day contractual lock-up with the underwriters. As of September 30, 2011, these shares are no longer under lock-up and these shares are able to be sold, subject to any applicable volume limitations under federal securities law.

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

        Our management has broad discretion to use our cash reserves, including the proceeds received from our equity public offerings and our convertible debt offering, and you will be relying on the judgment of our management regarding the application of this cash. Our management might not apply our cash in ways that increase the value of your investment. We expect to use our cash reserves for capital expenditures, including capital expenditures related to the expansion of our manufacturing capacity in Michigan, working capital, and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

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

        In addition, if a "fundamental change" occurs pursuant to our convertible notes, holders of the convertible notes will have the right, at their option, to require us to repurchase all or a portion of their convertible notes. In the event of a "make whole adjustment event" under the convertible notes, we may be required to increase the conversion rate applicable to convertible notes surrendered for conversion in connection with such make whole adjustment event. In addition, the indenture governing the convertible notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the convertible notes. These provisions in the indenture governing the convertible notes may have the effect of delaying, deferring or preventing a change in control. These provisions may make it more difficult for other persons, without the approval of our board of directors or a committee thereof, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder's best interest. These provisions could also limit the price that some investors might be willing to pay in the future for shares of our common stock.

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

        On April 6, 2011, we closed the public offering of 18,000,000 shares of our common stock which were sold at a price of $6.00 per share. On April 12, 2011, we closed the public offering of 2,184,067 additional shares of our common stock at a price of $6.00 per share in connection with the underwriters' exercise of their options to purchase additional shares. The aggregate net proceeds from the public offering, including shares sold under the underwriters' option, was $115.2 million. Deutsche Bank Securities Inc. and Goldman, Sachs & Co. acted as managers for the underwriters. The offer and sale of all shares in the public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-152871).

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

        There has been no material change in the planned use of proceeds from our IPO and our public offering as described in our final prospectuses filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statements through September 30, 2011, we used approximately $549.7 million of the net proceeds primarily to fund our operations and the expansion of our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in a registered money market fund and U.S. treasury and government agency securities.

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

A123 SYSTEMS, INC.
Date: November 9, 2011	By:	/s/ DAVID P. VIEAU David P. Vieau Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2011	By:	/s/ DAVID PRYSTASH David Prystash Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

        Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.		Description
10.34		Credit Agreement, dated September 30, 2011, among the Registrant, the Several Lenders from time to time parties thereto, and Silicon Valley Bank.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XTRL Taxonomy Extension Definition

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