Form 10-K
period 2011-12-31
A123 SYSTEMS, INC.
filed 2012-03-12
CIK 1167178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $5.32 per share, the price at which the common equity was last sold on the NASDAQ Global Select Market on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $546,375,821.

         Number of shares outstanding of the registrant's Common Stock, $0.001 par value, as of March 5, 2012: 146,862,868.

Documents incorporated by reference:

         Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2012 annual meeting of stockholders to be held on May 23, 2011 are incorporated by reference into Part II and Part III of this Report.

A123 Systems, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

INDEX

Page Number
PART I.
ITEM 1: Business	1
ITEM 1A: Risk Factors	27
ITEM 1B: Unresolved Staff Comments	58
ITEM 2: Properties	58
ITEM 3: Legal Proceedings	59
ITEM 4: Mine Safety Disclosures	60
PART II.
ITEM 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	61
ITEM 6: Selected Financial Data	63
ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations	65
ITEM 7A: Quantitative and Qualitative Disclosures About Market Risk	90
ITEM 8: Financial Statements and Supplementary Data	91
ITEM 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	136
ITEM 9A: Controls and Procedures	136
ITEM 9B: Other Information	142
PART III.
ITEM 10: Directors, Executive Officers and Corporate Governance	143
ITEM 11: Executive Compensation	147
ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	147
ITEM 13: Certain Relationships and Related Transactions, and Director Independence	147
ITEM 14: Principal Accounting Fees and Services	147
PART IV.
ITEM 15: Exhibits, Financial Statement Schedules	148
Signatures	149
EX-10.32 Form of Executive Restricted Stock Unit Agreement under 2009 Stock Incentive Plan

EX-10.33 Form of Amended and Restated Executive Retention Agreement executed between the Registrant and each of David Prystash, Robert Johnson, Gilbert Neal Riley, Jr., Eric Pyenson, Louis Golato, and Jason Forcier

EX-10.34 Form of Executive Retention Agreement
EX-10.35 Amended and Restated Executive Retention Agreement dated as of February 8, 2012 by and between the Registrant and David Vieau
EX-10.36 Patent Sublicense Agreement, dated October 31, 2011, between the Registrant and LiFePO4+C Licensing SG
EX-10.37 Technology License Agreement, dated November 3, 2011, between the Registrant and IHI Corporation
EX-10.38 Stock Purchase Agreement, dated November 3, 2011, between the Registrant and IHI Corporation
EX-10.39 First Amendment to Lease Agreement dated, December 13, 2011, by and between Flanders 155 LLC and the Registrant
EX-21.1 Subsidiaries of the Registrant
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

ii

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

        In our largest target market, the transportation industry, we are working with major global automotive manufacturers and tier 1 suppliers to develop batteries and battery systems for hybrid electric vehicles, or HEVs, plug-in hybrid electric vehicles, or PHEVs, and electric vehicles, or EVs. For example, we are designing and developing batteries and battery systems for ALTe, Axeon, BAE Systems, BMW, Daimler, Delphi, Fisker Automotive, Inc., or Fisker, General Motors, or GM, Magna Steyr, Navistar, Shanghai Automotive Industry Corp., or SAIC, Smith Electric Vehicles, Via Motors, and other customers, for multiple vehicle models. As of January 2012, we had 22 transportation programs that are either sourced for production or in production.

        Our transportation business is divided into two categories: heavy-duty and passenger. In the heavy-duty, commercial-vehicle market, we are engaged in design and development activities with multiple heavy-duty vehicle manufacturers and tier 1 suppliers regarding their HEV, PHEV and EV development efforts for trucks and buses, and we have been selected to co-develop battery systems for several of them. For example, pursuant to our supply agreement with Magna Steyr, we are providing batteries for use in battery systems developed by Magna Steyr for deployment in a heavy-duty HEV application. In addition, we have a long-term supply agreement with BAE Systems, pursuant to which we are in volume production for battery systems for BAE Systems' HybriDrive propulsion system, which is currently being deployed in buses sold to various manufacturers, including Daimler's Orion VII hybrid electric buses. Our battery systems include both roof mount and cabin mount designs for use in a number of different heavy-duty vehicles. We are supplying Navistar battery systems for eStar electric vehicles. We also have been selected to develop the battery system for an additional Daimler hybrid electric bus program.

        In the market for passenger vehicles, we currently supply advanced automotive battery systems to Fisker for their Karma PHEV, as part of a multi-year supply agreement. We are also supplying battery systems to BMW for their 2012 ActiveHybrid HEV programs. We have been selected to develop battery packs for a new, 2012 model year electric passenger car from SAIC, the largest automaker in China, and we are currently providing the development work related to this agreement. We have also established a joint venture with SAIC which will assemble battery packs for subsequent sale to SAIC. The joint venture agreement provides that we will supply the joint venture with battery cells for its production of packs. Additionally, we currently supply battery technology to SAIC for several of its other electric drive-train vehicles in development, including the Roewe 750 hybrid electric sedan and the Roewe 550 plug-in hybrid electric sedan. We have also been selected by GM to supply battery packs for the Chevrolet Spark EV, a new EV expected to be sold globally in multiple markets starting in 2013.

        We also have been awarded production programs with a number of OEMs for starter batteries or micro hybrid batteries.

        In addition to the activities described above, we have entered into development programs with other major passenger original equipment manufacturers, or OEMs, and are bidding for programs with several other vehicle manufacturers to develop and/or supply batteries and battery systems for HEVs, PHEVs and EVs.

        Our cylindrical batteries are in volume production and are commercially available for use in automotive and heavy duty vehicles. Our next-generation prismatic batteries are currently being produced in our Livonia, Michigan facility, which officially opened in September, 2010. This 291,000 square foot facility enables the complete production process, including research and development, manufacturing of high-value components, cell fabrication, module fabrication and the final assembly of complete battery packs ready for vehicle integration. We have expanded our overall manufacturing capabilities by approximately 500 megawatt hours per year, bringing our manufacturing capabilities to more than 645 megawatt hours annually at the end of 2011. As part of our continuing U.S. manufacturing ramp-up, we also opened a coating plant in Romulus, Michigan, which came on line during the first half of 2011 and completed qualification in October, 2011.

        In another key market, we also produce energy storage solutions that improve the reliability and efficiency of the electric power grid and help to integrate renewable sources of power generation. We have leveraged our patented Nanophosphate® technology to deliver dynamic energy storage solutions for power generation, transmission and distribution. We design, manufacture and install multi-megawatt battery systems with integrated power electronics and smart grid control systems that provide electric and ancillary services such as standby reserve capacity and regulation services. Our products provide standby reserve capacity, by delivering power quickly in order to offset supply shortages caused by generator or transmission outages, and regulation, by regulating the minute-to-minute frequency fluctuations in the grid that are caused by instantaneous changes in supply and demand. Our systems can also be used to smooth the intermittent output from wind and solar generation facilities. As these facilities are expected to represent a larger percentage of total generating capacity, our systems will become increasingly important. The AES Gener Los Andes substation in the Atacama Desert is a frequency regulation and spinning reserve project helping to improve the reliability of the electric grid in Northern Chile. AES Gener is receiving additional revenue for its increased output capacity enabled by our battery system installed there. We have also delivered a multi-megawatt system to AES for use in Westover, New York and a 32-megawatt system that AES has deployed in Mt. Laurel, West Virginia. In addition, we have delivered two systems to Edison Material Company, a Southern California Edison Company, or SCE, for use in a pilot program. By the end of 2011, we had shipped more than 90 megawatts of grid energy storage systems worldwide.

        Grid operators in New England (ISONE), the Mid-Atlantic (PJM), New York (NYISO), the Midwest (MISO) and California (CAISO) allow energy storage providers to sell grid ancillary services, such as spinning reserve and frequency regulation, in their respective electricity markets. On October 20, 2011, the Federal Energy Regulatory Commission (FERC) issued pay-for-performance rules for frequency regulation in organized electricity markets. The 'pay for performance' principle recognizes that faster and more accurate resources provide greater benefits to the grid, and those resources should be compensated for that additional capability. Our batteries can respond nearly instantaneously to commands to increase or decrease output. As more markets develop market structures that compensate these fast-responding resources, we believe that our customers will realize higher value from deploying our grid systems. The end result is that through proper design, the market will provide the most efficient and least-cost mix of resources for regulation service.

        We are also focusing on the commercial market. We first commercialized our battery technologies for use in cordless power tools. We have agreements with The Gillette Company, a wholly-owned subsidiary of The Procter & Gamble Company, to supply Gillette with materials and technology for use in their consumer products. In other commercial areas, we believe our products are well-suited to applications in telecommunications, IT infrastructure, medical systems, auxiliary power units, or APU's, material handling equipment and industrial controls.

        During 2009, 2010 and 2011, 59%, 59% and 61% of our product revenue was derived from sales in the transportation market, 15%, 18% and 28% was derived from sales in the electric grid market, and 26%, 23% and 11% was derived from sales in the commercial market, respectively. For the year ended December 31, 2011, revenue from our two largest customers, Fisker and AES Energy Storage, LLC and its affiliates, or AES, represented 26% and 24% of our revenue, respectively.

        Our proprietary technology includes nanoscale materials initially developed at and exclusively licensed from the Massachusetts Institute of Technology. We are developing new generations of this core Nanophosphate® technology, as well as other battery technologies, to achieve additional performance improvements and to expand the range of applications for our batteries. For example, for the 2009 Formula One racing season, we developed an ultra high power battery for Mercedes-Benz HighPerformanceEngines for use by the Vodafone McLaren Mercedes team that provided more than ten times the power density (W/kg) as compared to a standard Prius battery. In addition, we are working on next generation technology for this application.

        Our research and development team comprises over 373 employees and has significant expertise in battery materials science, process engineering and battery-package engineering, as well as battery system design and integration. As of December 31, 2011, we own or exclusively license 75 issued patents and more than 335 pending patents in the United States and internationally.

        We are taking advantage of programs established by the U.S. Federal government and various State government programs to stimulate the economy and increase domestic investment in the battery industry and we intend to continue doing so. Access to these State and Federal government funds offsets some of our capital expenditure and operating cash needs. For additional details of these government programs see the Government Initiatives and Contract Research section in Item I of this Annual Report on Form 10-K.

        We perform most of our manufacturing at our facilities using our proprietary, high-volume process technologies. Our internal manufacturing operations allow us to directly control product quality and minimize the risks associated with disclosing proprietary technology to outside parties during production. We control every stage in the manufacture of our products except for the final assembly of one battery cell model and certain battery systems. Over the past several years, we have developed high-volume production expertise and replicable manufacturing processes that we believe we can scale to meet increasing demands for our products. Our manufacturing processes can be modified to manufacture battery products for different applications and can be replicated to meet increasing customer demands. As of December 31, 2011, our annual manufacturing capacity was approximately 645.8 million watt hours. We have approximately 840,000 square feet of manufacturing facilities in China; Korea; Livonia, Michigan; Romulus, Michigan; Hopkinton, Massachusetts and Westborough, Massachusetts available for active manufacturing use. In conjunction with receiving federal and state incentive funding, we are currently expanding our domestic battery manufacturing capacity. This expansion would complement our existing manufacturing facilities in Asia.

        We were incorporated in 2001. We began selling our first products commercially in the first quarter of 2006. We have approximately 2,000 employees worldwide. Our revenue has grown from $91.0 million for the year ended December 31, 2009 to $97.3 million for the year ended December 31, 2010 and to $159.1 million for year ended December 31, 2011. We experienced net losses of $85.8 million, $152.6 million and $257.7 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

  Transportation

        We believe consumers are shifting away from conventional gasoline engines to HEVs, PHEVs and EVs because of the high prices of conventional fuel, greater awareness of environmental issues and government regulation. These vehicles offer improved gas mileage and reduced carbon emissions, and may ultimately provide a vehicle alternative that eliminates the need for conventional gasoline engines. Industry experts project that by 2020, almost half of U.S. vehicles will require some form of battery technology to meet new Corporate Average Fuel Economy, or CAFE, regulatory standards. President Obama has announced national standards to cut emissions and increase gas mileage, mandating that

U.S. passenger vehicles and light trucks must average 35.5 miles per gallon by 2016. On November 16, 2011, the U.S. Environmental Protection Agency or EPA and National Highway Traffic Safety Administration or NHTSA issued their joint proposal to extend emissions and fuel economy standards to model year 2017-2025. The proposed standards are projected to require on an average industry fleet wide basis 163 grams/mile of carbon dioxide, which is equivalent to 54.5 miles per gallon (mpg).

        In addition, state and federal governments continue to implement economic incentives related to fuel efficiency. For example, since February 2009, the U.S. government has, among other things, provided for a tax credit of between $2,500 and $7,500 for the purchase of plug-in electric vehicles depending on the battery capacity. Moreover, governments across the globe are considering or have already implemented policies which similarly support vehicle electrification. While the mix between regulatory constraints and incentives vary by country, we believe the overall effect is increasing demand for greener vehicle technologies including advanced batteries.

        On a cost per mile driven basis, electricity is a more economical source of energy than gasoline. However, the vehicle operating savings of using electricity have been historically more than offset by the cost of the corresponding electrical powertrains. With the advancement of battery technologies, the use of battery systems to deliver energy to hybrid powertrains is becoming more economically attractive. We believe this trend will lead to increased adoption of HEVs, PHEVs and EVs and, as a result, create significant opportunities for battery suppliers with the necessary technology, experience and manufacturing capabilities to develop high performance batteries. We expect that if consumers begin realizing more immediate cost savings by switching away from gasoline powered vehicles to hybrid vehicles, the resulting increased adoption of HEVs, PHEVs and EVs will significantly contribute to the growth of the next-generation battery market. The growth in HEVs will likely include start-stop or micro hybrids, which can offer fuel savings with relatively minor modifications in the vehicle.

        Similar industry dynamics are creating a demand for new battery technology applications in the heavy-duty transportation market, particularly in buses, trucks and other industrial vehicles. The higher fuel consumption rate of these large vehicles makes the potential fuel cost savings derived from the use of batteries even greater. In addition, these vehicles are typically used for more hours per day than passenger vehicles, which help provide a faster return on investment. Several government authorities and corporations are evaluating battery technologies for their large fleets of heavy-duty vehicles. For example, the City of London has announced plans to convert its fleet of buses to HEVs and had 200 hybrid buses on January 26, 2012, making it the largest fleet of these environmentally friendly vehicles in the United Kingdom.

  Electric Grid Services

        Applications in the electric grid market present another significant opportunity for the use of advanced battery systems. Performance and reliability are essential to electric transmission and distribution grids. To preserve electric grid integrity, grid operators often need to call on resources to provide critical ancillary services such as standby reserve capacity and frequency regulation services. Resources required for standby reserve capacity services must ramp up and down quickly to offset sudden, short-term generator or transmission line outages. Resources for frequency regulation services are called upon to adjust for minute-to-minute frequency fluctuations in the grid due to demand and supply changes. Traditionally, these grid services are provided by running select power plants on the grid below their full load capability so they can be called on and ramped up quickly as needed. Advanced batteries capable of providing rapid charge and discharge cycles as well as high power over a long period provide these services more cost effectively and efficiently than running power plants at sub-optimal operating levels. FERC has issued pay-for-performance rules which reward fast-performing resources appropriate for the services they offer. Through the use of batteries, the portion of power plant capacity normally reserved for ancillary services to provide standby reserve capacity and frequency regulation can be freed up to operate at full capacity and produce more electricity and associated revenue.

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

        High-power batteries can transform appliances, tools and equipment traditionally powered from electric outlets into more convenient, portable devices. These batteries are currently being used in cordless power tools with additional potential applications in home appliances and commercial cleaning equipment. Consumers in these initial applications continue to demand high-power batteries for portable applications that are smaller, lighter and longer lasting than those currently used. In addition, with escalating environmental concerns around battery disposal, the market is also increasingly focused on replacing battery technologies which utilize toxic metals such as nickel or lead.

  Challenges in Battery and Battery System Design

        The performance and specific characteristics of rechargeable batteries depend on the properties of their materials, the design of the batteries and the battery systems and the manufacturing process. Providers of rechargeable batteries face a number of challenges in addressing the requirements of transportation, electric grid services and commercial applications:

  •
  Delivery of sufficient power for target applications.  A battery must be able to deliver the electrical power required by the application. Electrical power, measured in watts, is the rate at which electrical energy is delivered. Having adequate power is particularly important in applications such as electric-drive vehicles, where acceleration is an essential component of performance.

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

Our Solution

        We believe our batteries and battery systems overcome the limitations of other currently available lithium-ion formulations and non-lithium-ion battery technologies. Our solution is based on proprietary Nanophosphate® chemistry originally developed by one of our founders, along with others, at the Massachusetts Institute of Technology and is exclusively licensed to us. We continue to innovate our battery chemistry by improving our existing Nanophosphate® chemistry and exploring new material chemistries. Our battery chemistry is supplemented with innovative battery designs as well as systems and pack technologies that increase the performance and scalability of battery systems used for high-power applications. As a result, while other battery technologies offer competitive performance in some metrics, we believe our batteries and battery systems deliver superior performance by combining the following key characteristics:

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

  •
  Long cycle and calendar life.  Our batteries are designed to retain their power and energy over thousands of full recharge cycles and for up to ten years of calendar life, allowing them to meet or exceed customer requirements in our target markets.

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

  •
  Battery design capabilities.  We have been an innovator in the packaging of lithium-ion batteries. For example, we believe we were the world's first mass producer of cylindrical, aluminum, laser-welded packaged batteries. Prior to this development, most cylindrical batteries used crimped steel cans and internal mechanical designs that are heavier, have more difficulty delivering high currents and are more permeable to humidity than our design. These capabilities allow us to introduce optimal packages in various forms and sizes designed to deliver our technology into many different applications. We have introduced or are developing several new cylindrical battery cell models for diverse applications as well as several new prismatic, or flat rectangular, battery cell models targeted at the transportation and grid markets. Prismatic batteries offer improved energy density, by minimizing the amount of inert materials, which add to the weight and size of the battery.

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

  •
  Industry-leading partners in focused markets.  We work with leaders in each of our target markets, such as AES, BAE Systems, BMW, Daimler, Fisker, Gillette, GM, Navistar, SAIC and SCE. We have entered into agreements relating to joint design and development efforts with several major passenger vehicle manufacturers and tier 1 suppliers, including BMW for its HEV program, Fisker for its PHEV program, Navistar for its EV program and SAIC for its HEV, PHEV and EV programs. We also continue to work with General Electric to draw on their research and technology development expertise in our target markets. We believe our experience with our development partners provides us with a significant research and development advantage, greater access to end customers, market credibility and additional avenues to secure supply contracts.

  •
  High-quality, volume manufacturing facilities and proprietary process technologies.  As of December 31, 2011, we have approximately 840,000 square feet of manufacturing facilities in China, Korea, Michigan and Massachusetts that are available for active manufacturing use. Our internal manufacturing operations provide us with direct control over the quality of our products and improve the protection of our materials science, systems and production process intellectual property. In addition, we believe our manufacturing control allows us to rapidly modify and adapt standard equipment for our particular production requirements, thereby reducing our overall development time to market. Over the past several years, we have developed high-volume production expertise and replicable manufacturing processes that we believe we can scale to meet increasing demands for our products. We are compliant with ISO 9001:2000 certification and received TS16949 certification for our cylindrical cell design and manufacturing operations worldwide. We are the first major U.S.-based battery manufacturer to receive this automotive certification for cylindrical lithium-ion cells, which validates that our product design and manufacturing process meet the highest standards for manufacturing excellence in the automotive industry.

  •
  Cells with proven capabilities across multiple transportation applications.  Through our supply agreements in the transportation market, we have demonstrated the ability to compete in all transportation markets, including heavy-duty, both EV and HEV, as well as passenger car, EV, PHEV and HEV. Also, we have demonstrated our ability to compete in markets across all regions of the globe. We believe these programs demonstrate and validate the price to performance of our cells, modules and systems in the marketplace.

Our Strategy

        Our goal is to utilize our materials science expertise, our systems engineering expertise and our manufacturing process technologies to provide advanced energy storage solutions. We intend to pursue the following strategies to attain this goal:

  •
  Pursue markets and customers where our technologies create a competitive advantage.  We will continue to focus our efforts in markets where customers place a premium on high-quality batteries, innovation and differentiated performance. We believe our battery technologies, our design and systems expertise and manufacturing processes, provide us with a competitive edge in enabling new battery applications that address challenging design constraints and demanding performance requirements, including high reliability and long life.

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

  •
  Actively pursue federal and state incentive funding for battery development, facility expansion and job creation.  We intend to take advantage of U.S. government and state programs established to increase domestic investment in the battery industry. To date, we have been awarded a $249.1 million grant under the DOE Battery Initiative and have applied for a federal loan of up to $233 million to support our manufacturing expansion in the United States. We have been awarded loans, tax credits and other credits from the State of Michigan as well as the Commonwealth of Massachusetts. We are also pursuing other funding opportunities.

  •
  Expand our manufacturing capacity in the United States.  As we receive sufficient federal and state incentive funding and the actual and anticipated future demand for our products increases as expected, we plan to further expand our domestic battery manufacturing capacity. Our plan involves operating vertically integrated manufacturing plants in the United States that encompass the full production process, including the manufacturing of our proprietary cathode powder, electrode coating, battery fabrication and the assembly of complete battery systems ready for vehicle integration.

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

  Energy Storage

        Our batteries based on our Nanophosphate® technology for application development in the transportation, electric grid services and commercial markets, as summarized below:

Cell Product Model Number	ANR26650	APR18650	AHR32113	AMP20
Nominal capacity* (Ah)	2.3 Ah	1.1 Ah	4.4 Ah	20 Ah
Energy (Wh)	7.6 Wh	3.6 Wh	14.6 Wh	64 Wh
Power to energy ratio	High	Medium	Ultra High	Medium
Electrode type**	M1	M1	M1 Ultra	M1 HD
Status	Volume production	Volume production	Volume production	Volume production
Applications	Consumer and Professional, Hybrid Transit Buses, Electric Vehicles, Electric Grid Services	Consumer and Professional Applications	Hybrid Electric Vehicles, Hybrid Transit Buses and Heavy Duty Hybrid Electric Vehicles	Extended Range Electric Vehicles, Plug-In Hybrid and Electric Vehicles

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

  •
  AHR32113.  The AHR32113 (32 mm in diameter, 113 mm in height) is designed for high-power HEV applications and to offer significantly higher power than our other cylindrical cells. The cell is designed to address markets where power is the main requirement and where cost per unit of power is the key metric. We have recently completed the upgrade of this cell resulting in higher capacity and power, and further optimization for high volume manufacturing. Currently in production, the AHR32113 has been sourced for HEV programs including those produced by BMW, Magna Steyr and Delphi for SAIC.

  •
  AMP20.  The AMP20 (7.2 mm thick, 161 mm wide, 227 mm in height) is designed for high-power PHEV and EV applications. Our 20Ah building block for PHEV and EV applications is currently in production. This prismatic cell is an advanced high power and long-life lithium-ion energy storage solution for next-generation applications and is being used in the majority of our transportation customers and a growing percentage of our grid customers.

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

  •
  Grid Storage Solutions.  We have developed and installed multi-megawatt battery systems, for AES, Southern California Edison and other companies capable of performing ancillary electric grid services, including standby reserve capacity and frequency regulation services.

  •
  Prismatic Battery Systems.  We are working with a number of passenger and commercial vehicle manufacturers to develop and supply prismatic battery systems.

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

Technology Overview

        Lithium-ion batteries are rechargeable batteries in which lithium is reversibly transported through a nonaqueous liquid electrolyte, or ionically conductive medium, between positive and negative electrodes that store lithium in the solid state. Lithium-ion batteries are distinguished from disposable lithium batteries, or rechargeable lithium metal batteries, by not utilizing metallic lithium as a negative electrode material. Instead, both electrodes utilize compounds in which lithium atoms may be stored at relatively high concentrations without forming lithium metal, an attribute that is key to safe and prolonged recharging. The non-aqueous electrolyte in lithium-ion batteries allows operation at a high voltage (up to 4.4 V for current technology) without suffering electrolyte decomposition. The combination of a high voltage and high charge storage capacity in both the positive and negative electrodes provides for the high specific energy (50-230 Wh/kg) and energy density (100-450 Wh/liter) of current lithium-ion batteries. These energy values span a wide range for several reasons. Batteries designed for high power typically utilize thin electrode coatings which result in lower overall active materials content and therefore lower energy. The energy per mass and per volume also varies with form factor, cylindrical batteries typically having higher values than prismatic batteries, and battery size, smaller batteries typically having lower values due to higher packaging factor. Importantly, the choice of positive and negative electrode materials has a large impact on the energy that can be stored and the power that can be delivered using a specific battery.

        We are primarily focused on developing a new generation of lithium-ion batteries and battery systems to serve applications and markets outside the historical domain of lithium-ion. These applications include HEVs, PHEVs and EVs, electric grid services, industrial, and commercial products. These applications frequently require battery systems having much higher total energy or power outputs than required by previous lithium-ion applications, and place a premium on one or more of the attributes of high energy, high power, improved safety, long life, and high reliability. We also maintain an active research and development effort to develop future generations of materials for several key components of battery systems, and improved battery and battery systems designs to take advantage of the attributes of those materials.

Customers

        Our primary customers are industry-leading companies that value and require high battery performance. Our customers and development partners span multiple industries and include the following organizations, in addition to others, in our target markets:

  •
  Transportation.  We are currently working under non-exclusive arrangements with major global automotive manufacturers and tier 1 suppliers to develop batteries and battery systems for the HEV, PHEV and EV markets. We have entered into a supply agreement with BMW to supply HEV batteries, GM, Navistar, and SAIC to supply EV batteries and we are supplying batteries to Delphi for a mass-produced HEV by SAIC Motor Co. Ltd., or SAIC Motor, in China. We have also been supplying batteries to SAIC for a PHEV platform they are developing. To assist us in getting penetration into China's transportation industry, our wholly-owned subsidiary, A123 Systems Hong Kong Limited, entered into a joint venture agreement in December 2009 with SAIC for the development, production and sale of the vehicle battery systems in China for use in HEVs and EVs. Additionally, we entered into a supply agreement with Fisker in January 2010 and have been supplying battery systems for Fisker's Karma PHEV programs. Our other automotive development partners include tier 1 suppliers, such as Magna Steyr and Delphi, major automobile manufacturers, and EV manufacturers, which provides EVs with lithium-ion battery systems that can be easily recharged or switched through a network of charge locations and battery switch stations. Our March 2009 supply agreement with Magna Steyr provides for an initial seven-year term during which Magna Steyr may order batteries from us based on monthly forecasts over a rolling three-month period. In the heavy-duty vehicle market, we are supplying battery systems to BAE Systems pursuant to an amended long term supply agreement executed in December 2010. BAE Systems is initially using our battery systems in its HybriDrive propulsion system, which is currently being deployed in Daimler's Orion VII hybrid electric buses. We have also been selected by Daimler to supply battery systems for use in systems developed by Daimler's EvoBus subsidiary. We have also signed supply agreements with ALTe and Via Motors, two companies that develop alternative drivetrains using chassis from other manufacturers. In addition, we have entered into supply and development agreements with a number of vehicle manufacturers for our Nanophosphate starter battery product.

  •
  Electric Grid Services.  We have developed multi-megawatt battery systems capable of performing ancillary electric grid services, including standby reserve capacity and frequency regulation services. The first system, a two megawatt system housed in a 53-foot trailer, was installed at an AES facility in California, and we have shipped additional units for AES to various locations including Chile, New York, and West Virginia. Some of these deployments were part of an AES order for 44 megawatts to be installed in various projects including an energy storage project in the PJM Interconnection market, which coordinates the movement of electricity in all or part of 13 states and the District of Columbia. In September 2010, we shipped a large battery system to Vestas Wind Systems A/S to be integrated with a wind farm in Europe. In addition, we have been selected as the battery supplier to three Smart Grid projects funded by DOE ARRA funding awards to SCE and The Detroit Edison Company, or DTE, to demonstrate the viability of advanced Smart Grid technologies. SCE will use our advanced battery technology and DOE funding to implement a $53.5 million Tehachapi Wind Energy Storage Project. DTE is expected to use our battery technology in its plan to implement Community Energy Storage systems in its Michigan service territory. In October 2011, AES Energy Storage started operation on a 32 MW facility in Mt. Laurel, West Virginia, using a battery system supplied by A123. In December

    2011, we announced three projects: Sempra Generation, Maui Electric Company, and NStar, which expand the use of A123's grid energy storage technology to new applications and markets.

  •
  Commercial.  We have entered into license and materials supply agreements with Gillette pursuant to which we granted Gillette an exclusive license to certain of our technology and are supplying materials to Gillette for use in their consumer products (excluding power tools and certain other consumer products). We are also pursuing opportunities in emerging applications, including telecommunications, IT infrastructure, medical systems, auxiliary power units, or APU's, material handling equipment, and industrial controls. In addition, we are developing and selling products for consumer applications, selling primarily through a network of global distributors.

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

Development Partners and Joint Ventures

        Pursuant to our joint venture agreement with SAIC, we have invested $4.7 million into the joint venture in return for a 49% ownership interest in the joint venture. The agreement provides that our subsidiary is responsible for supplying the joint venture with our battery cells according to the joint venture's production plan and for providing certain services and granting technology licenses to the joint venture under terms and conditions, including fees and royalties, to be agreed upon. Both parties agreed not to establish any new joint venture or any new business in China that would compete with the joint venture's activities in China. The agreement is for a twenty-year term and may be extended by mutual agreement of the joint venture parties and approval of the relevant Chinese authorities. In connection with the agreement, we irrevocably and unconditionally guaranteed to SAIC the full and prompt performance by our subsidiary of its obligations under the agreement.

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

        In January 2010, we entered into an agreement to purchase preferred stock of Fisker, an automaker of PHEV and EV vehicles. We invested $13.0 million in cash, and 479,282 shares of our common stock, which, when transferred to Fisker, had a fair market value of $7.5 million. We also entered into a supply agreement with Fisker to supply prismatic batteries that are being used in the Fisker Karma PHEV. During the year ended December 31, 2011, we elected not to participate in Fisker's subsequent stock financing. This election not to participate resulted in the conversion of our preferred shares of Fisker to common shares on a 2:1 ratio. As such, we performed an analysis and valuation of our investment in Fisker resulting to the recognition of an impairment charge of $11.6 million for the year ended December 31, 2011.

        In August 2010, we entered into an agreement with 24M Technologies, Inc., or 24M, a company focused on battery development to improve on energy storage capabilities, to transfer certain patents in return for a minority ownership interest in 24M.

        In November 2011, we entered into an expanded partnership with IHI Corporation, or IHI, a 150-year old, $13-billion Japanese company that develops solutions for a number of diverse global industries, including automotive, energy, aerospace, and marine. Pursuant to our agreement with IHI Corporation, we have licensed our battery system technology to IHI to develop solutions for the Japanese transportation market, which we believe gives us access to a market that has shown considerable support for electrification. In addition, IHI invested $25.0 million in our common stock.

Government Initiatives and Contract Research

  Federal Government

        In February 2009, the U.S. government enacted the ARRA, which provides for $2 billion in grants under the DOE Battery Initiative to support the construction and capacity expansion of U.S. manufacturing plants to produce batteries and electric drive components for HEV, PHEV and EV vehicles. We were selected to receive a $249.1 million grant award under the DOE Battery Initiative to support our manufacturing expansion and in December 2009, we completed an agreement on the grant's terms and conditions. We are required to spend one dollar of our own funds for every incentive dollar we receive under the DOE Battery Initiative. We have incurred allowable costs entitling us to receive approximately $127.8 million in reimbursements which we have reported to DOE.

        We have also applied for direct loans under the Department of Energy Advance Technology Vehicles Manufacturing Program or DOE ATVM Program, to support our manufacturing expansion. If awarded, we believe we will be permitted to borrow up to $233 million under the ATVM Program. We expect we will be required to spend one dollar of our own funds for every four dollars we borrow under the ATVM Program. The timing and the amount of any loan we may receive under the ATVM Program, as well as the specific terms and conditions applicable to any loan we may receive are currently not known by us, and, once disclosed to us, are subject to change and negotiation with the federal government.

  State of Michigan

        The State of Michigan awarded us a $10.0 million grant as an incentive to establish a lithium-ion battery manufacturing plant. We received $3.0 million of the $10.0 million grant in March 2009 and $6.0 million in July 2010, with the remainder to be paid based on the achievement of certain milestones in our facility development. We have used $8.3 million of these funds and intend to continue to use these funds to support the expansion of our facilities in Livonia and Romulus, Michigan.

        In October 2009, we entered into a High-Tech Credit agreement with the Michigan Economic Growth Authority, or MEGA, pursuant to which we are eligible for a 15-year tax credit, beginning with payments made for the 2011 fiscal year. The amount of credit is dependent on the number of qualified jobs we create over the benefit period. Depending on the period over which we are able to maintain the number of qualified jobs created, we may be required to repay 50% to 100% of the tax credit received. In November 2009, we entered into a Cell Manufacturing Credit agreement with MEGA pursuant to which we are eligible for a credit equal to 50% of our capital investment expenses commencing January 2009, up to a maximum of $100 million over a four-year period related to the construction of our integrated battery cell manufacturing plant. The tax credit shall not exceed $25.0 million per year beginning with the tax year of 2012. The tax credit may be claimed under the Michigan Business Tax, or MBT, Act which states that an election may be made on each year's MBT return where the credit is claimed, to either have the amount of the credit that exceeds the respective year's MBT liability to be refunded or carried forward for ten years. We are required to create 300 jobs no later than December 31, 2016 in order for the tax credit proceeds to be non-refundable. The tax credit is subject to a repayment provision in the event we relocate 51% or more of the 300 jobs outside of the State of Michigan within three years after the last year we received the tax credit. Through December 31, 2011, we have incurred expenses exceeding $200.0 million related to the construction of our Livonia and Romulus facilities. When we have met the filing requirements for the tax year ending December 31, 2012, we expect to receive approximately $100.0 million in proceeds related to these expenditures.

        The State of Michigan has also offered us a low interest forgivable loan of up to $4.0 million effective August 2009 with the objective of conducting advance vehicle technology operations to promote and enhance job creation within the State of Michigan. To receive advances from the loan, we are required to achieve certain key milestones related to the development of our manufacturing facility. We received $4.0 million under this loan during the year ended December 31, 2011. We have no obligation to pay any principal or interest until August 2012. If we create 350 full time jobs by August 2012 and maintain the jobs in the State of Michigan for three years after the end of the loan, the entire debt will be forgiven.

        In December 2009, the State of Michigan offered us a $2.0 million grant to develop and improve the quality of application of energy efficient technologies and to create or expand the market for such technologies. We are required to demonstrate a smart grid stabilization system combined with renewable power sources such as solar and wind that will help power our Livonia plant to produce the batteries that will electrify transportation and stabilize the grid. We have received $1.6 million of this grant and the remaining $0.4 million has been cancelled. In addition, we entered into an agreement with the City of Livonia which provides us a complete exemption from personal property taxes incurred in Livonia, on all new personal property during the exemption period commencing on December 31, 2009. The exemption will continue through December 31, 2023 provided we invest at least $24.0 million in personal property and create or locate 350 new jobs in the eligible district.

        In May 2010, we entered into a Renaissance Zone Development agreement with the Michigan Strategic Fund and the property owners for the site we lease in Romulus, Michigan. We may receive exemptions, deductions, credits or other benefits if we invest a certain amount of capital and create a certain number of jobs related to the facility in Romulus, Michigan. As of December 2011, we have not yet met all the conditions to be eligible to receive the Renaissance Zone benefits.

  Massachusetts

        In October 2010, we entered into a forgivable loan agreement with the Massachusetts Clean Energy Technology Center for $5.0 million for the purpose of funding working capital, capital expenses, and leasehold improvements for our new corporate headquarters and primary research and development center in Waltham, Massachusetts and Energy Solutions Group engineering and manufacturing facilities in Westborough, Massachusetts. Pursuant to the agreement, if we create 263 new jobs in Massachusetts between January 1, 2010 and December 31, 2014 and maintain at least 513 jobs in Massachusetts from January 1, 2015 to October 2017, $2.5 million of the outstanding principal and accrued interest on the loan will be forgiven. If we spend, or commit to spend, at least $12.5 million in capital expenses or leasehold improvements by October 2011, $2.5 million of the outstanding principal and accrued interest on the loan will be forgiven. As of December 31, 2011, we have borrowed the full $5.0 million under this agreement, $2.5 million of which was forgiven as we have complied with the conditions related to the capital expenditure target. The remaining $2.5 million is recorded in long-term debt until we have reasonable assurance that we will comply with the conditions of the grant for the forgiveness related to the creation of new jobs in Massachusetts.

  Contract Research

        We have received awards from the Department of Energy's collaboration with the United States Advanced Battery Consortium, or USABC. In December 2006, we commenced the HEV battery development program with the USABC. This first program was a $15.0 million program, with a 50-50 cost share whereby the USABC provided us up to $7.5 million, designed to accelerate development of a high-performance, low cost HEV battery. This program was completed in 2010. The second program we commenced with USABC is a $12.5 million program, also with a 50-50 cost share, with a goal of developing high-energy, low cost PHEV batteries. Under this program, we are targeting the development of two different kinds of PHEV batteries, one with ten miles of electric equivalent range and the other with 40 miles of electric equivalent range. We received a no-cost extension to complete life testing on the PHEV program, with the final report expected to be submitted in the first half of 2012. In February 2011, we were awarded a new USABC program for $8.0 million, also with a 50-50 cost share, to improve upon high-power prismatic cells. As of December 31, 2011, we expect to receive $3.3 million in reimbursements under this program.

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

        As of December 31, 2011, we estimate that our annual manufacturing capacity was approximately 645.8 million watt hours.

        We have over 840,000 square feet of manufacturing facilities worldwide where we produce or intend to produce our batteries, from raw powder to finished batteries and battery systems using both our facilities and third party contractors. Our manufacturing facilities are located in Livonia and Romulus, Michigan, Changzhou, China in an export processing zone, Zhenjiang, China, and at our facilities in Korea. Risks associated with our foreign operations are discussed in Item 1A of this Annual Report on Form 10-K under the heading Risks Associated with Doing Business Internationally and Specifically in China and Korea. We also have the capability to manufacture and assemble low volume, high value-add battery modules and systems at our energy solutions group facility in Westborough, Massachusetts.

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

        While our concentration of manufacturing facilities has historically been in Asia, we expanded our domestic battery manufacturing capacity in 2010 by establishing vertically-integrated manufacturing plants in the United States that would perform all of the stages of the manufacture of batteries and battery systems. The first phase of this expansion took place in Livonia, Michigan, where during the third quarter of 2010, we opened our new manufacturing facility. In Livonia, we are producing prismatic cells and pack systems using the same processes and equipment we currently use in our Asian factories. We also entered into a lease in December 2009 for an additional facility in Romulus, Michigan, which we use for electrode coating. This facility qualified for production in October 2011. Our continued U.S. expansion depends upon the continued receipt of sufficient federal and state incentive funding and is intended to complement our existing manufacturing facilities in Asia. The goal of this expansion, which is occurring gradually and over several years, is to significantly improve specific operational output in powder, coating and cell and pack assembly.

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

        We also are seeking to lower our manufacturing costs and to improve our cost per Wh manufactured by refining processes and intermediate quality control to improve manufacturing yields, obtaining raw material and component volume discounts, consolidating sub-contractors, substituting certain raw materials, managing inventory and optimizing shipping costs. While our manufacturing philosophy is designed to achieve low cost in order to maintain sustainable competitive advantage, it is also focused on providing world class quality. We are compliant with ISO 9001:2000 certification and TS16949 certification.

        An important consideration as we grow our revenue stream is to ensure that we have access to the various components and raw materials we need to manufacture and assemble our various products. As we plan larger orders, establishing multiple sources for key components is important to our operations.

        We source our raw materials from many suppliers globally. Our goal is to use multiple sources for our raw materials and components. If we are not able to qualify multiple sources, we monitor our supplier scalability and capacity very closely.

        Key components of our cells that are currently single sourced include:

  •
  Graphite materials which are sourced from a large U.S. based company which has increased its capacity to meet our needs with multiple factories. We monitor supplier scale-up regularly. We have a contract in place with this supplier and have committed to a minimum annual purchase volume through December 31, 2013.

  •
  Iron phosphate is currently sourced from China. We have an existing agreement which requires the supplier to provide the materials based on our current manufacturing plans. We are in the process of investigating alternative options. Additionally, there are other potential suppliers we are reviewing and will proceed as necessary. We continue to monitor closely.

  •
  Certain materials used in our prismatic cells are single sourced from suppliers located in Korea and Japan. We have identified alternative sources for each of these materials and have back-up plans as contingency.

  •
  Other materials are sourced from a variety of global suppliers. Their ability to meet our demand is monitored carefully, and we implement back-up plans as necessary. Many of these other components are available from a multitude of suppliers.

  •
  Some components used are single sourced and have extended lead times. We manage this carefully and order long lead time parts to minimize the risk.

        As of December 31, 2011, we had 1,350 employees in manufacturing operations and supply chain.

Sales and Marketing

        We market and sell our products primarily through a direct sales force, consisting of individuals who have backgrounds in either electrical or mechanical engineering and who generally have experience selling batteries and battery systems into the specific market segments to which they are assigned. In November 2009, we created two focused business groups—one dedicated to the transportation market and the other to cell design and development—to best serve customers across all of our vertical markets. The business organizations are the Automotive Solutions Group and the Cell Products Group. These groups operate alongside the Energy Solutions Group, which serves electric grid and commercial markets. The Automotive Solutions Group is comprised of dedicated engineering and product development experts and sales and marketing professionals with extensive automotive experience and locations in Michigan, Massachusetts, Asia and Germany. In the transportation market, we are focusing sales of our batteries and battery systems to automotive manufacturers either directly or through tier 1 suppliers. We are working with automotive manufacturers directly to educate and inform them about the benefits of our technology for use in HEVs, PHEVs and EVs. At the same time, we are working with tier 1 suppliers who are developing integrated solutions using our batteries.

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

        We have entered into strategic relationships with business partners based in Europe, China and Japan who have complementary technologies for, and experience in, the transportation, electric grid and other markets and we may enter into strategic relationships with business partners based in other countries. We entered into a joint marketing agreement with IHI Corporation in October 2009 to assess market opportunities in Japan and to serve potential customers in the Japanese transportation, industrial and marine markets. We then expanded the relationship in November 2011 to include a license to our battery system technology to develop solutions for the Japanese market.

        We believe that forming strategic relationships may help to achieve cost economies in product development and manufacturing, provide us with the ability to take advantage of any available local government stimulus funding and related incentives, result in optimized products and provide advantages in marketing and selling our products in the geographic markets where our partners are based.

        Our sales cycles vary by market segment and typically follow a lengthy development and qualification period prior to commercial production. We expect that the total time from customer introduction to commercial production may range up to five years depending on the specific product and market served. For example, total time in the transportation market includes a customer's preliminary technology review which generally ranges from three to twelve months and product development which generally ranges from twelve to eighteen months. In the electric grid services market, time to production includes a customer's preliminary technical assessment which typically takes three to six months, followed by an additional six to twelve months of permitting the utility interconnection process. In the grid market, we have developed a flexible product architecture that allows various sized products to be manufactured, shipped and installed within six to twelve months. In the commercial market, the time from introduction to commercial production can take up to three years or more, depending on the customer and complexity.

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

        As of December 31, 2011, we had 66 employees in sales and marketing.

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

  •
  Battery systems-level design.  We develop battery systems that can be used by a number of customers, and we work with our customers to develop customized battery systems for specific applications. We have also developed a modular and highly scalable battery system design for our prismatic battery systems. In addition, we are developing control strategies and other systems to manage these grid-scale energy storage units. This work takes place primarily within our energy systems group, at facilities located in Westborough and Hopkinton, Massachusetts and Livonia, Michigan.

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

        As of December 31, 2011, we had 373 research and development employees worldwide. Research, development and engineering expenses totaled $48.3 million in 2009, $60.7 million in 2010 and $76.9 million in 2011.

Universities and National Laboratories

        An important part of our overall research activities are our relationships with universities and national laboratories. We maintain active collaborations with the Massachusetts Institute of Technology relating to electrode materials for batteries used in transportation applications, the University of Michigan relating to the development of manufacturing technology designed to support transportation applications, Michigan State University relating to the development of materials technology designed to support next generation battery cell products, and several U.S. Department of Energy laboratories, including Lawrence Berkeley National Laboratory relating to investigating the life of lithium-ion batteries, Argonne National Laboratory and Sandia National Laboratory relating to validating cell performance and abuse test results conducted for USABC in transportation applications and the National Renewable Energy Laboratory relating to validating thermal cell testing activity and module level thermal modeling. Some of these collaborations take place under the auspices of the USABC, which is comprised of Chrysler, Ford and GM. For the year ended December 31, 2011, we invested $83.3 million into our research and development activities of which we have been reimbursed through government contracts for $6.3 million. We also received $7.3 million of services revenue from U.S. government agencies for research and development services for the year ended December 31, 2011.

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

  •
  Electric Grid Services.  In the electric grid services market, we compete with Saft and Altairnano. Several other lithium-ion battery companies such as Samsung, Sanyo and EnerDel have stated that they also plan to enter the grid services market. We also expect competition from manufacturers of other battery technologies, such as sodium-sulphur from NGK Insulators, Ltd. in Japan, lead acid batteries from Xtreme Power and redox flow batteries under development from companies including Prudent Energy.

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

        On October 31, 2011, A123 Systems, Hydro Québec, and the Board of Regents of the University of Texas System, on behalf of the University of Texas at Austin (UT) settled their patent disputes regarding lithium metal phosphate technologies. The Settlement Agreement and related Patent Sublicense Agreement resolved the existing litigations and created a cross-license going forward.

        As of December 31, 2011, we owned or exclusively licensed a total of 38 United States patents, with 85 United States pending patent applications and 37 foreign issued patents, with 250 pending foreign patent applications. Our United States patents and foreign issued patents will expire between 2016 and 2023.

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

        We use trademarks on some of our products and believe that having distinctive marks may be an important factor in marketing our products. We have registered our A123® and A123 Systems® marks in the United States and internationally. Our other trademarks include the A123 Systems logo and the term, Nanophosphate®. We have also registered some of our marks in a number of foreign countries. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

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

Employees

        As of December 31, 2011, we had 1,983 full-time employees, with 373 in research and development, 1,350 in manufacturing operations/supply chain, 66 in sales and marketing and 194 in general and administration.

        Of our full-time employees, 955 are located in the United States and 1,028 are abroad. We consider our current relationship with our employees to be good.

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

        We have never been profitable. We experienced net losses of $85.8 million for 2009, $152.6 million for 2010 and $257.7 million for 2011. We expect we will continue to incur net losses in the near term. We expect to incur significant future expenses as we develop and expand our business and our manufacturing capacity. These increased expenditures will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain.

        To rapidly develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital over the last several years. We have had negative cash flow before financing activities of $114.7 million for 2009, $250.4 million for 2010 and $333.8 million for 2011. We anticipate that we will continue to have negative cash flow for the foreseeable future. Our business will also require significant amounts of working capital to support our growth. Therefore, we may need to raise additional capital from investors to achieve our expected growth, and we may not achieve sufficient revenue growth to generate positive future cash flow. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

Our failure to raise additional capital necessary to expand our operations and invest in our products and manufacturing facilities could reduce our ability to compete successfully.

        We may need to raise additional capital in the future to fund our growth and expansion plans and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline. For example, in April, 2011, we issued 20.2 million shares of common stock and $143.8 million in principal of convertible unsecured subordinated notes. In addition, in November, 2011, we raised $25.0 million through the sale of common stock to IHI and in January 2012, we raised $25.4 million through the issuance of 12,500,000 shares of our common stock in a registered direct offering, or RDO. Pursuant to the RDO, we will have the option, subject to certain conditions, to require the purchase of up to an additional 6,250,000 shares of our common stock during each of two exercise periods in June and July of 2012. If such conditions are not able to be satisfied during each option period, we will not be able to require the investor to purchase the additional shares and we will receive no proceeds therefrom.

        The issuance of shares pursuant to these transactions resulted in dilution to stockholders who held our common stock prior to such transactions. Stockholders will also experience further dilution if holders of the convertible notes choose to convert outstanding notes into shares of our common stock or if we exercise our right to cause the investor in our RDO to purchase up to an additional 12,500,000 shares of our common stock.

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

        In addition, we are targeting new and emerging markets for our batteries and battery systems. However, historically, a significant portion of the products that we have sold for commercial use were designed for the consumer tool market, which is a more mature market with different growth prospects than our other target markets. Several of our products are still under development, and the timing of the ultimate release, if any, of new production quality products is not determinable. Our efforts to expand beyond our existing markets may never result in new products that achieve market acceptance, create additional revenue or become profitable. Therefore, our recent historical growth trajectory may not provide an accurate representation of the market dynamics we may be exposed to in the future, making it difficult to evaluate our future prospects.

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

  •
  end-users' perceptions of advanced batteries as relatively safe and reliable energy storage solutions, which could change over time if alternative battery chemistries prove unsafe, are subject to safety recalls or become the subject of significant product liability claims and negative publicity is generated on the battery industry as a whole;

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

        Competition in the battery industry is intense. The industry consists of major domestic and international companies, most of which have existing relationships in the markets into which we sell as well as financial, technical, marketing, sales, manufacturing, scaling capacity, distribution and other resources and name recognition substantially greater than ours. These companies may develop batteries or other technologies that perform as well as or better than our batteries. We believe that our primary competitors are existing suppliers of lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-starting/lighting/ignition lead-acid batteries. A number of our competitors have existing and evolving relationships with our target customers. In the transportation space for example, Bosch and Samsung formed SB LiMotive to focus on the development, production and marketing of lithium-ion battery systems for application in hybrid and other electric vehicles, and Dow Chemical has entered into a joint venture with Kokam America and others, to build a facility in Michigan for the manufacture of lithium polymer batteries for use in HEVs and EVs. In addition, NEC Corporation and Nissan entered into a joint venture to develop lithium-ion batteries in prismatic form, Sanyo and Volkswagen agreed to develop lithium-ion batteries for HEVs, Sanyo is providing nickel metal hydride batteries for Ford and Honda, and Toyota and Panasonic are engaged in a joint venture to make batteries for HEVs and EVs. LG Chem and its subsidiary, Compact Power, have also developed lithium-ion battery systems for hybrid and other electric vehicles. In the electric grid space for example, Saft and Xtreme Power have developed applications for grid energy storage.

        These competitors may be able to offer lower prices for their batteries than we can offer, and may even sell their batteries at below their production costs in order to compete with us, particularly in the transportation market. In addition, we expect new competitors will enter the markets for our products in the future with a continued emergence of Chinese companies entering the lithium-ion space, along with existing Chinese battery companies, including Amperex Technology Limited (ATL), BAK Battery and BYD. Potential customers may choose to do business with our more established competitors, because of their perception that our competitors are more stable, are more likely to complete various projects, can scale operations more quickly, have greater manufacturing capacity, are more likely to continue as a going concern and lend greater credibility to any joint venture. If we are unable to compete successfully against manufacturers of other batteries or technologies in any of our targeted applications, our business could suffer, and we could lose or be unable to gain market share.

Adverse business or financial conditions affecting the automobile industry have had, and may continue to have, a material adverse effect on our development and marketing partners and our battery business.

        Much of our business depends on and is directly affected by the general economic state of the United States and global automobile industry. The effect of the continued economic difficulties of the major automobile manufacturers on our business is unclear. The impact of any such financial difficulties on the automobile industry and its suppliers is difficult to predict. Possible effects could include reduced spending on alternative energy systems for automobiles, a delay in the introduction of new, or the cancellation of new and existing, hybrid and electric vehicles and programs, and a delay in the conversion of existing batteries to lithium-ion batteries, each of which would have a material adverse effect on our business.

        We have entered into agreements relating to joint design and development efforts with several automotive manufacturers and tier 1 suppliers regarding their HEV, PHEV and EV development efforts. Certain of these manufacturers and suppliers have in recent years experienced static or reduced revenues, increased costs, net losses, loss of market share, bankruptcy, production issues, labor issues and other business and financial challenges. As a result, these or other automotive manufacturers may discontinue or delay their planned introduction of HEVs, PHEVs or EVs as a result of adverse changes in their financial condition or other factors. Automotive manufacturers may also seek alternative battery systems from other suppliers which may be more cost-effective or require fewer modifications in standard manufacturing processes than our products. We may also experience delays or losses with respect to the collection of payments due from customers in the automotive industry experiencing financial difficulties or reductions in forecasted demand.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

        We increased our number of full-time employees from 904 at January 1, 2008 to 1,983 at December 31, 2011, and our revenue increased from $68.5 million in 2008 to $159.1 million in 2011. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial, legal, information technology and other resources. Expanding a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our operating results in any particular quarter.

Because we build our manufacturing capacity based on our projection of future design wins and supply agreements, our business revenue and profits depend upon our ability to enter into and complete these agreements, successfully complete these expansion projects, achieve competitive manufacturing yields and drive volume sales consistent with our demand expectations.

        In order to fulfill the anticipated demand for our products, we invest in capital expenditures in advance of actual customer orders, based on estimates of future demand. We plan to continue the expansion of our manufacturing capacity across multiple product lines based on such estimates. The build-up of our internal manufacturing capabilities, such as the current expansions in Livonia and Romulus, Michigan, exposes us to significant up-front fixed costs. If market demand for our products does not increase as quickly as we have anticipated and align with our expanded manufacturing capacity, if customers' forecasts of expected demand are reduced or if we fail to enter into and complete projected development and supply agreements, we may be unable to offset these costs and to achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses, reduced margins, underutilization of capacity and asset impairment charges. Alternatively, if we experience demand for our products in excess of our estimates, our installed capital equipment may be insufficient to support higher production volumes, which could harm our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

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

        If we are unable to achieve and maintain satisfactory production yields and quality as we expand our manufacturing capabilities, our relationships with certain customers and overall reputation may be harmed, and our sales could decrease and our margins could be negatively impacted.

Revenue from our supply agreement with Fisker Automotive, Inc., or Fisker, represents, and is expected to continue to represent, a significant portion of our revenue. If Fisker is unable to fulfill its commitment under the supply agreement our revenues could be materially lower than our forecasts and we may have under-utilized manufacturing capacity.

        We have a supply agreement with Fisker pursuant to which we are providing Fisker with advanced automotive battery systems over a multi-year period. Fisker accounted for approximately 2% of our revenue in 2010 and 26% of our revenue in 2011. If Fisker is not successful in raising additional capital necessary to fund its operations, executing on its strategic plan or does not meet the anticipated demand for our products, our revenues and profitability will be materially impacted. For example, in November 2011 and again in January, 2012, we announced revised annual revenue guidance for 2011 due to an unanticipated reduction in orders from Fisker. As we invest in capital expenditures and build our manufacturing capacity in anticipation of demand, including anticipated demand from Fisker under the supply agreement, our operating results may be adversely affected by underutilization of capacity, failure to achieve economies of scale, and reduced margins if actual orders are less than expected.

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

        We have applied for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of electric vehicles and advanced battery technologies, including a loan under the DOE ATVM Program. Much of our planned domestic manufacturing capacity expansion depends on receipt of these funds and other incentives, and the failure to obtain these funds or other incentives could materially and adversely affect our ability to expand our manufacturing capacity and meet planned production levels. Given recent bankruptcies declared by some recipients of loans under DOE-sponsored loan programs and resulting congressional and executive branch investigations, we anticipate that pending loan applications under the DOE ATVM Program, including our own, may be further delayed. It is also possible that the DOE ATVM Program may lose its funding as a result of budgetary cutbacks or that our application may not be approved if lending standards change. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability and continued availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives is and will be highly competitive. While we have received a grant under the DOE Battery Initiative and have received some state incentives, we cannot assure you that we will be successful in obtaining additional grants, loans and other incentives. Moreover, we may not be able to satisfy or continue to satisfy the requirements and milestones imposed by the granting authority as conditions to receipt of the funds or other incentives, the timing of the receipt of the funds may not meet our needs and we nevertheless may be unable to successfully execute on our business plan. Moreover, not all of the terms and conditions associated with these incentive funds have been disclosed to us, and once disclosed, there may be terms and conditions with which we are unable to comply or which are commercially unacceptable to us. In addition, the DOE Battery initiative grant and any other federal government programs which may make additional awards to us will require us to spend a portion of our own funds for every incentive dollar we receive or are permitted to borrow from the government and will impose time limits during which we must use the funds awarded to us. If we are unable to raise sufficient additional capital so that we are able to receive all of the amounts which have and may be awarded to us in a timely manner, our ability to expand our manufacturing capacity could be materially adversely affected. In addition, less than expected actual and anticipated future demand for our products may cause us to slow the pace of the expansion of our manufacturing capacity such that we are not able to use the government incentive funds awarded or made available to us in the time periods required by the granting authorities.

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

        A significant portion of our revenue is generated from a limited number of customers. For the year ended December 31, 2010, revenue from our two largest customers, AES and BAE Systems represented 41% of our revenue. For the year ended December 31, 2011, revenue from our two largest customers, Fisker and AES, represented 50% of our revenue. Although the composition of our significant customers will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers. In addition, our contracts with our customers generally do not include long-term commitments or minimum volumes that ensure future sales of our products. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer's financial condition, changes in the customer's business strategy or operations, the introduction of alternative competing products, or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or for other reasons outside of our control. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, financial condition and results of operations. For example, in November 2011 and again in January 2012, we announced revised annual revenue guidance for 2011 due to an unanticipated reduction in orders from Fisker for the fourth quarter. Additionally, if one of our significant customers, several of our smaller customers, or one of our existing supply agreements with customers for significant future revenues experiences a delay in production, reduce their forecasted demand or their product is not successful, our business, financial condition and results of operations could be materially harmed.

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

        Our profitability from period-to-period may also vary significantly due to the mix of products that we sell in different periods. While we have sold most of our products, in recent periods, into the transportation market, we are also focusing our sales efforts on applications in the electric grid and commercial markets. Products in these other markets have different cost profiles and are governed by different business dynamics. Further, our contracts in the electric grid market are project-driven; therefore, revenue tends to vary across periods. Consequently, sales of individual products may not necessarily be consistent across periods, which could affect product mix and cause gross and operating profits to vary significantly.

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

        As of December 31, 2011, we had total indebtedness of $182.9 million. Our indebtedness could have significant negative consequences, including:

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

Our credit agreement contains restrictions that limit our flexibility in operating our business.

        In September 2011, we entered into a credit agreement and refinanced our existing credit facility. Our credit agreement contain various financial and operating covenants that limit our ability to engage in specified types of transactions. The financial covenants require that we maintain certain liquidity ratios and tangible net worth. The operating covenants limit our ability to, among other things:

  •
  sell, transfer, lease or dispose of our assets;

  •
  create, incur or assume additional indebtedness;

  •
  encumber or permit liens on certain of our assets make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;

  •
  make specified investments (including loans and advances);

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

  •
  enter into certain transactions with our affiliates.

        A breach of any of these covenants or a material adverse change to our business could result in a default under the credit agreement. Upon the occurrence of an event of default under our credit agreement, our lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness.

If our products fail to perform as expected, or have technical issues, we could lose existing and future business, have costly field campaigns, and our ability to develop, market and sell our batteries and battery systems could be harmed.

        Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes. Despite testing, new and existing products have contained defects and errors and may in the future contain manufacturing or design defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, product recalls and field repair campaigns, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which may adversely affect our business and our operating results. For example, in 2010, we identified several significant technical issues in the manufacturing scale-up of our prismatic batteries. Although we identified and have taken corrective actions for these issues, the problems encountered resulted in a higher yield loss in ramp-up production, temporary halts in the production process and the distraction of personnel, some or all of which could re-occur. In addition, in October 2011, we were notified by BAE of the existence of cumulative failures of the modules within our battery pack. We identified the problem as being related to water and debris intrusion. We are currently participating in a field campaign in order to retrofit and upgrade the packs to reduce water and debris intrusion and preserve the performance and safety of the pack. In addition, in December 2011, we determined that some of the battery packs we produce for Fisker could have a potential safety issue relating to the battery cooling system due to the misalignment of certain hose clamps in the battery pack's internal cooling system. While there were no related battery performance or safety incidents with cars in the field and corrective actions were promptly undertaken, the problem required unanticipated management time and expense as well as the rapid re-deployment of technical personnel to the field.

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

        In January 2010, we entered into an agreement with Fisker, a privately-held company, to invest $13.0 million in cash and 479,282 shares of our common stock, which when transferred to Fisker had a value of approximately $7.5 million. In exchange, we received shares of convertible preferred stock in Fisker which are not liquid, and we do not expect that they will be liquid for some time. Our investment in Fisker exposes us to equity price risk; if Fisker does not execute on its strategic plan, our investment may not be recovered. This investment is subject to risk of loss in value, which could result in a material realized impairment loss. During the year ended December 31, 2011, we elected not to participate in Fisker's subsequent stock financing. This election not to participate resulted in the conversion of our preferred shares of Fisker to common shares on a 2:1 ratio. As such, we performed an analysis and valuation of our investment in Fisker resulting to the recognition of an impairment charge of $11.6 million for the year ended December 31, 2011.

We have identified an unremediated material weakness in our internal control over financial reporting and if we fail to remediate this weakness and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.

        For the year ended December 31, 2009, we identified two material weaknesses in our internal controls over financial reporting. For the year ended December 31, 2010, the previously identified material weaknesses were aggregated into a single material weakness. For the year ended December 31, 2011, management identified a material weakness in our internal controls and information technology controls over the financial statement close and reporting process. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of our unremediated material weakness, our management cannot certify that our internal controls over financial reporting were effective at a reasonable assurance level. For a detailed discussion of the material weakness, see "Controls and Procedures" section with Part II, Item 9A.

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

        Our warranty for our products ranges from one to five years from the date of sale, depending on the type of product and its application. We expect that in the future some of our warranties could extend beyond five years. In the commercial market, we typically provide a warranty against certain potential manufacturing defects, which may cause high rates of self-discharge, inaccurate voltage, and other product irregularities. In the electric grid services and transportation markets, we may also provide a warranty against a certain percentage decline in the initial power and energy density specifications of a particular product and for a warranty for system availability. Since we began selling our first products in the commercial market in the first quarter of 2006, in the transportation market in the first quarter of 2007 and in the electric grid services market in the third quarter of 2009, we have a limited product history on which to base our warranty estimates. Because of the limited operating history of our batteries and battery systems, our management is required to make assumptions and to apply judgment regarding a number of factors, including anticipated rate of warranty claims, the durability and reliability of our products, and service delivery costs. Our assumptions could prove to be materially different from the actual performance of our batteries and battery systems, which could cause us to incur substantial expense to repair or replace defective products in the future and may exceed expected levels against which we have reserved. If our estimates prove incorrect, we could be required to accrue additional expenses from the time we realize our estimates are incorrect and also face a significant unplanned cash burden at the time our customers make a warranty claim, which could harm our operating results.

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

        Although we have product liability insurance for our products, this may be inadequate to cover all potential product liability claims or claims resulting from design defects. In addition, while we often seek to limit our product liability in our contracts, such limits may not be enforceable or may be subject to exceptions. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional product liability insurance coverage or other forms of insurance coverage on acceptable terms or at reasonable costs when needed. If we were to experience a large insured loss or business interruption, it might exceed our coverage limits or may not be covered, or our insurance carriers could decline to further cover us or raise our insurance rates to unacceptable levels, any of which could impair our financial position and results of operations. A successful product liability claim against us could require us to pay a substantial monetary award. We cannot assure that such claims will not be made in the future.

We are subject to financial and reputational risks due to product recalls resulting from product quality and liability issues.

        The risk of product recalls, and associated adverse publicity, is inherent in the development, manufacturing, marketing, and sale of batteries and battery systems. Our products and the products of third parties in which our products are a component are becoming increasingly sophisticated and complicated as rapid advancements in technologies occur, and as demand increases for lighter and more powerful rechargeable batteries. At the same time, product quality and liability issues present significant risks. Product quality and liability issues may affect not only our own products but also the third-party products in which our batteries and battery systems are a component. Moreover, several of our applications have entered commercial production and are being operated in the field, so we are at increased risk of encountering unanticipated technical issues that could result in product recalls.

        Our efforts and the efforts of our development partners to maintain product quality may not be successful, and if they are not, we may incur expenses in connection with, for example, product recalls and lawsuits, and our brand image and reputation as a producer of high-quality products may suffer. Any product recall or lawsuit seeking significant monetary damages could have a material adverse effect on our business and financial condition. A product recall could generate substantial negative publicity about our products and business, interfere with our manufacturing plans and product delivery obligations as we seek to replace or repair affected products, and inhibit or prevent commercialization of other future product candidates. Although we do have product liability insurance, we do not have insurance to cover the costs associated with a product recall nor do we have insurance for design defects, and the expenses we would incur in connection with a product recall could have a material adverse affect on our operating results.

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

If we are unable to obtain supplies of materials we use in the manufacturing process of our batteries sufficient to meet our planned demand levels, our results of operations could be materially adversely affected.

        Our supply of materials we use in the electrode coating process of our batteries was disrupted by the earthquake and tsunami that occurred in Japan on March 11, 2011. We currently have inventory of these materials on hand, in transit, or committed from our supplier that we believe will support our manufacturing operations through December 2012. However, if we are not able to obtain these or additional materials from our supplier, or if there is a prolonged disruption in our suppliers' manufacturing capability and we are delayed or are not able to qualify a second source of supply, our results of operations would be materially adversely affected and we would not be able to achieve our planned financial results. We are not currently aware of any other supply issue related to the earthquake in Japan affecting our business, although it is possible that there may be future unanticipated global events that could cause similar disruptions to our supply chain. Our automotive and electric grid customers comprise a substantial portion of our current and projected future revenue, and any such disruption in their supply chain or future disruption in our supply chain, or even the potential for such disruption, could cause delays in our programs and have a material adverse effect on our business, results of operations and financial outlook.

Our inability to obtain federal and state government environmental permits and approvals for our planned U.S. manufacturing facilities could negatively impact our ability to obtain federal and state incentive funding and materially harm our business.

        Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals and to comply with applicable federal and state environmental laws and regulations. There is no guarantee that required determinations, permits and approvals will ultimately be obtained; the failure to obtain and/or maintain required federal and state environmental permits could have an adverse effect on our financial results and could also delay or prevent us from obtaining matching fund reimbursement from the $249.1 million grant we were awarded under the DOE Battery Initiative, as well as potential funding under the DOE ATVM loan program.

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

        Part of our business strategy requires us to integrate the design of our products into products being developed by OEMs, and therefore to identify acceptable OEMs and enter into agreements with them. In addition, we will need to meet their requirements and specifications by developing and introducing new products and enhanced or modified versions of our existing products on a timely basis. OEMs often require unique configurations or custom designs for batteries or battery systems which must be developed and integrated into a product well before the product is launched. This development process requires not only substantial lead time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery systems to the customer, but also the cooperation and assistance of the OEMs in order to determine the requirements for each specific application. Technical problems may arise that affect the acceptance of our product by OEMs. If we are unable to design and develop products that meet OEMs' requirements, we may lose opportunities to obtain purchase orders, and our reputation may be damaged. In addition, we may not receive adequate assistance from OEMs to successfully commercialize our products, which could impair our profitability.

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

        As we have scaled up our production capacity, we have experienced production problems that limited our ability to produce a sufficient number of batteries to meet the demands of certain customers. For example, in 2010, we identified several significant technical issues in the manufacturing scale-up of our prismatic batteries. Although we identified and have taken corrective actions for these issues, the problems encountered resulted in a higher yield loss in ramp-up production, temporary halts in the production process and distraction of personnel. If these or other production problems recur and we are unable to resolve them in a timely fashion, our business could suffer and our reputation may be harmed. In addition, in December 2011, we determined that some of the battery packs we produce for Fisker could have a potential safety issue relating to the battery cooling system due to the misalignment of certain hose clamps in the battery pack's internal cooling system. While there were no related battery performance or safety incidents with cars in the field and corrective actions were promptly undertaken, the problem required unanticipated management time and expense as well as the rapid re-deployment of technical personnel to the field.

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

        Laws and regulations exist today, and additional laws and regulations may be enacted in the future, which impose environmental, health and safety controls on the storage, shipment, use and disposal of certain chemicals and metals used in the manufacture of lithium-ion batteries. Complying with any laws or regulations could require significant time and resources from our technical staff and possible redesign of one or more of our products, which may result in substantial expenditures and delays in the production of one or more of our products, all of which could harm our business and reduce our future profitability. The transportation of lithium and lithium-ion batteries and applicable customs duties are regulated both domestically and internationally. Compliance with these regulations, when applicable, increases the cost of producing and delivering our products.

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

        Our ability to develop and market some of our products depends upon maintaining our U.S. government contract revenue and research grants obtained, which are recorded as incremental revenue and an offset to our research, development and engineering expenses, respectively. Many of our U.S. government contracts are funded incrementally, with funding decisions made on an annual basis. Approximately 5% of our total revenue and 8% of our research, development and engineering expenses during the year ended December 31, 2011 were derived from or funded by government contracts and subcontracts. Changes in government policies, priorities or programs that result in budget reductions could cause the government to cancel existing contracts or eliminate follow-on phases in the future which would severely inhibit our ability to successfully complete the development and commercialization of some of our products. In addition, there can be no assurance that, once a government contract is completed, it will lead to follow-on contracts for additional research and development, prototype build and test or production. Furthermore, there can be no assurance that our U.S. government contracts or subcontracts will not be terminated or suspended in the future. A reduction or cancellation of these contracts, or of our participation in these programs, would increase our research, development and engineering expenses, which could materially and adversely affect our results of operations and could delay or impair our ability to develop new technologies and products.

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

Risks Related to Intellectual Property

In the past, parties have asserted that they own or control patents that are infringed by our products.

        We recently settled a patent litigation with Hydro-Québec and the University of Texas, or UT, involving certain patents Hydro-Québec has licensed from UT, related to electrode materials used in lithium-ion batteries. This litigation was initially commenced in 2006 and had been scheduled to go to trial in December 2011. For a more detailed discussion of our patent litigation, see Item 3 of Part II: "Legal Proceedings."

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

        We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality and non-compete agreements with our employees, former employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure or misappropriation of confidential information. Such unauthorized disclosure or misappropriation may also be difficult to prevent or enforce against current or former employees in locations outside of the United States (e.g., in China) where the legal systems and law enforcement are less developed, extradition treaties may not exist and business practices differ. In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets, and courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

        In order to grow our business and sales to Chinese customers we have entered into a Chinese-foreign joint venture with a Chinese partner. A Chinese-foreign joint venture can be a complex business arrangement requiring substantial management attention to the joint venture relationship. The joint venture will also require capital contributions and due to China's foreign exchange controls, uncertainty as to the ability to repatriate profits and principal out of China. Our plans to grow our business to include sales to Chinese customers may require additional management attention to establishing and maintaining additional joint venture relationships with Chinese parties.

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

        Significantly, a reversal of current liberalizations of foreign exchange controls by the Chinese government could be disruptive and costly to our cross- border operations and our business as a whole.

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

        Pursuant to a comprehensive reform of China's tax system that took effect on January 1, 2008, income tax incentives granted to foreign-invested enterprises, and geographically-based incentives, have largely been eliminated and have been replaced with incentives designed to encourage enterprises, domestic and foreign-invested alike, in selected industries. For example, dividends paid by foreign-invested enterprises to foreign shareholders are no longer exempt from withholding tax. A 10% withholding tax applies to dividends, although the rate is reduced to 5% by certain tax treaties. The tax holidays and tax reduction periods and the reduced national income tax rate that foreign- invested enterprises engaged in production used to enjoy have also been removed. The tax incentives promised to our wholly foreign-owned subsidiaries located in export processing zones at the time of inception will be phased-out by the end of 2012. At that time, these subsidiaries and any new foreign-invested enterprises we might establish as part of our strategy to expand the market for our products will no longer have income tax advantages over Chinese domestic businesses.

        China's turnover tax system consists of VAT, consumption tax and business tax. VAT is primarily imposed on import and sales of goods and certain services, such as repairing, processing and replacement. Export sales are exempt under VAT rules, and an exporter who incurs VAT on the purchase or manufacture of goods should be able to claim a refund from Chinese tax authorities. Depending on whether VAT export refund rates are raised or reduced for relevant goods, exporters might bear part of the VAT they incurred in conjunction with producing the exported goods. To mitigate the effects of the global economic downturn on China's export industry, the PRC Ministry of Finance and the State Administration of Taxation have raised VAT rebates on numerous exported labor- intensive and high-value-added products. However, the Chinese government may also lower rebate rates in future in response to different economic and policy objectives.

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

Risks Related to Ownership of Our Securities

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

Our stock price has been and may continue to be volatile.

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from September 24, 2009 through December 31, 2011, our common stock traded at a high price of $28.20 and a low price of $1.51. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

We expect that the market value of our convertible notes will be significantly affected by the price of our common stock, which has been and may continue to be highly volatile.

        Our common stock has experienced significant price and volume fluctuations. The market price of our common stock, as well as the general level of interest rates and our credit quality, will likely significantly affect the market price of the convertible notes. This may result in significantly greater volatility in the trading value of the convertible notes than would be expected for nonconvertible debt securities we may issue. We cannot predict whether the price of our common stock or interest rates will rise or fall. The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future.

Sales of a significant number of shares of our common stock, or the perception that such sales could occur, could depress the market price of our common stock.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2011, 8,237,232 shares of our common stock are subject to a one-year contractual lock-up with a stockholder, subject to carve outs for certain hedging transactions.

        In connection with our RDO, we agreed to certain 90-day lock-up provisions relating to the issuance of securities which are subject to certain customary carve-outs, including related to certain strategic transactions. Our executive officers and directors have agreed to similar lock-up provisions which provide that they will not, for a period of ninety (90) days after January 19, 2012, without the prior written consent of the placement agent, directly or indirectly offer, sell, assign, transfer, pledge, contract to sell, or otherwise dispose of, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock, as set forth in the placement agent agreement.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        In March, 2011, we moved our corporate headquarters from Watertown, Massachusetts to Waltham, Massachusetts where we lease a facility totaling approximately 97,000 square feet. We use this facility for office, research, lab and light manufacturing space. We also lease approximately 12,500 square feet in Hopkinton, Massachusetts that we use for research and development. In July, 2010, we entered into a lease for approximately 67,000 square feet in Westborough, Massachusetts for office, research and development, assembly, fabrication and warehouse space, which we expanded by an additional 22,000 square feet in December 2011. We also lease research and development facilities in Ann Arbor, Michigan of approximately 17,000 square feet. We also lease a facility in Livonia, Michigan, totaling approximately 291,000 square feet for our new lithium-ion battery manufacturing plant. We also lease approximately 287,300 square feet of office, warehouse and manufacturing space in Romulus, Michigan, which we are in the process of outfitting for manufacturing expansion. We lease approximately 1,500 square feet of office space in St. Louis, Missouri. We also own and lease buildings in Changzhou and Zhenjiang, China, Icheon, Korea and Leinfelden-Echterdingen, Germany for manufacturing, office, lab and support facilities outside of the United States. These facilities total approximately 627,000 square feet. We believe that our current facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

        On October 31, 2011, we entered into a Settlement Agreement with Hydro-Quebec and UT and related Patent Sublicense Agreement with LiFePO4+C thereby settling the patent disputes and resolving the existing litigations. The parties have agreed to dismiss all litigations, and we were granted a license under the related patents.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock began trading on the NASDAQ Global Select Market under the symbol "AONE" on September 24, 2009. The following table sets forth the high and low sale prices as reported on the NASDAQ Global Select Market during each of the previous eight quarters.

Quarter Ended	March 31,	June 30,	September 30,	December 31,	Fiscal Year
2011
High	$10.99	$6.39	$5.91	$4.44	$10.99
Low	$6.27	$4.49	$2.99	$1.51	$1.51
2010
High	$22.80	$14.61	$11.00	$10.19	$22.80
Low	$13.64	$7.59	$6.54	$7.70	$6.54

        As of March 5, 2012, we had approximately 149 stockholders of record. We have not paid any cash dividends since inception and do not anticipate paying cash dividends in the foreseeable future. Our credit agreement with Silicon Valley Bank restricts us from paying cash dividends.

        Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2012 annual meeting of stockholders under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" and is incorporated herein by reference.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

        (a)   Sales of Unregistered Securities

        On November 3, 2011, we entered into a stock purchase agreement with IHI Corporation in connection with a Technology Licensing Agreement. On November 18, 2011, we issued to IHI Corporation 8,237,232 shares of our common stock for $25.0 million. The issuance of the shares of our common stock to IHI Corporation was done pursuant to an exemption from the registration requirements of the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transaction by an issuer not involving a public offering.

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

        The graph below matches the cumulative 27-month total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the Dow Jones US Electrical Components & Equipment TSM index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on 9/24/2009 and tracks it through 12/31/2011.

COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN*
Among A123 Systems, Inc., the NASDAQ Composite Index
and the Dow Jones US Electrical Components & Equipment TSM Index

*$100 invested on 9/24/09 in stock or 8/31/09 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 Dow Jones & Co. All rights reserved.

	9/24/2009	12/31/2009	12/31/2010	12/31/2011
A123 Systems, Inc.	100	110.6	47.02	7.93
NASDAQ Composite	100	113.11	132.97	131.72
Dow Jones US Electrical Components & Equipment TSM	100	116.9	146.34	127.60

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data.

        You should read the following selected financial data together with our consolidated financial statements and the related notes contained in Item 8 of Part II of this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for each of the three years ended December 31, 2009, 2010 and 2011 and the consolidated balance sheets data as of December 31, 2010 and 2011 from the audited consolidated financial statements contained in Item 8 of Part II of this Form 10-K. The selected consolidated balance sheet data as of December 31, 2007, 2008 and 2009 and the statement of operations data for the year ended 2007 and 2008 have been derived from the audited consolidated financial statements for such years not included in this Form 10-K.

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

	Year Ended December 31,
Consolidated Statement of Operations Data	2007	2008	2009	2010	2011
	(in thousands)
Revenue:
Product	$35,504	$53,514	$76,519	$73,826	$139,080
Services	5,845	15,011	14,530	23,486	20,067

Total revenue	41,349	68,525	91,049	97,312	159,147

Cost of revenue:
Product	38,320	70,474	83,778	94,277	232,092
Services	4,499	10,295	9,963	20,474	17,103

Total cost of revenue	42,819	80,769	93,741	114,751	249,195

Gross profit (loss)	(1,470)	(12,244)	(2,692)	(17,439)	(90,048)

Operating expenses:
Research, development and engineering	13,241	36,953	48,286	60,723	76,925
Sales and marketing	4,307	8,851	8,455	14,111	16,808
General and administrative	13,336	21,544	24,480	36,053	45,132
Production start-up	—	—	1,524	21,064	9,221

Total operating expenses	30,884	67,348	82,745	131,951	148,086

Operating loss	(32,354)	(79,592)	(85,437)	(149,390)	(238,134)
Other income (expense):
Interest income	1,729	1,258	165	135	19
Interest expense	(716)	(812)	(1,206)	(1,430)	(7,357)
Gain (loss) on foreign exchange	502	(724)	682	(560)	3
Unrealized loss on preferred stock warrant liability	(57)	(286)	(515)	—	—
Impairment of long-term investment	—	—	—	—	(11,612)
Other (expense) income, net	—	—	—	(849)	691

Total other expense, net	1,458	(564)	(874)	(2,704)	(18,256)

Loss from operations, before tax	(30,896)	(80,156)	(86,311)	(152,094)	(256,390)
Provision for income taxes	97	275	278	843	1,367

Net loss	(30,993)	(80,431)	(86,589)	(152,937)	(257,757)
Less: net loss (income) attributable to the noncontrolling interest	27	(39)	810	377	27

Net loss attributable to A123 Systems, Inc.	(30,966)	(80,470)	(85,779)	(152,560)	(257,730)
Accretion to preferred stock	(35)	(42)	(45)	—

Net loss attributable A123 Systems, Inc. common stockholders	$(31,001)	$(80,512)	$(85,824)	$(152,560)	$(257,730)

	Year Ended December 31,
Consolidated Statement of Operations Data	2007	2008	2009	2010	2011
	(in thousands)
Net loss per share attributable to common stockholders—basic and diluted:	$(4.88)	$(9.04)	$(2.55)	$(1.46)	$(2.12)

Weighted average number of common shares outstanding—basic and diluted	6,351	8,904	33,669	104,364	121,583

Other Operating Data:
Shipments (in watt hours, or Wh) (in thousands)(1)	32,010	44,900	66,461	62,883	146,355

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

	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,359	$70,510	$457,122	$216,841	$186,893
Working capital	30,727	69,345	470,424	191,892	233,302
Total assets	105,146	208,960	618,090	576,158	625,902
Preferred stock warrant liability	664	950	—	—	—
Long-term debt, including current portion	6,071	10,522	13,894	9,982	144,824
Capital lease obligations, including current portion	1,121	684	604	20,226	19,076
Redeemable convertible preferred stock	132,914	234,954	—	—	—
Redeemable common stock	—	11,500	—	—	—
Total A123 Systems, Inc. stockholders' (deficit) equity	(62,603)	(133,428)	528,220	398,198	296,365

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

Overview

        We design, develop, manufacture and sell advanced, rechargeable lithium-ion batteries and battery systems. Our target markets are the transportation, electric grid services, commercial and government markets.

        We market and sell our products primarily through a direct sales force. In the transportation market, we are focusing sales of our batteries and battery systems to automotive and heavy duty vehicle manufacturers either directly or through tier 1 suppliers. We work with automotive and heavy duty vehicle manufacturers directly to educate and inform them about the benefits of our technology for use in hybrid electric vehicles, or HEVs, plug-in hybrid electric vehicles, or PHEVs and electric vehicles, or EVs, and are engaged in design and development efforts with several automotive and heavy duty vehicle manufacturers and tier 1 suppliers. At the same time, we work with tier 1 suppliers who are developing integrated solutions using our batteries. In the electric grid services market, our sales have been initiated directly by our sales force, but we anticipate the involvement of certain channel partners as our business grows. In the commercial market, our sales are made both directly and indirectly through distributors with key accounts managed by our sales personnel. For the government market, we are focusing sales of our products either directly or through tier 1 defense contractors. We expect to continue to expand our sales presence in Europe and Asia as our business in those regions continues to grow. We expect international markets to provide increased opportunities for our products. We have entered into exclusive agreements to license certain of our technologies in particular markets and expect to receive royalty fees on net sales of licensed products that include our technology.

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

        We have been expanding our manufacturing capacity since inception, including the recent expansion of our Livonia and Romulus, Michigan facilities. We now have adequate capacity in place to meet customer requirements in the near term and we continue expansion of our manufacturing capacity only as necessitated by actual and anticipated future demand for our products. Our up-front investments in manufacturing capacity negatively impact earnings and cash balances in the near term, but we expect these investments will increase our revenue and profitability in the long term.

        Our research and development efforts are focused on developing new products and improving the performance of existing products. We fund our research and development initiatives both from internal and external sources. As part of our development strategy, certain customers fund, or partially fund research and development efforts to design and customize batteries and battery systems for their specific application.

        We have experienced significant losses since inception, as we have continued to invest to support the growth in our business. In particular, we have invested in product development and sales and marketing in order to meet product requirements of our target markets and to secure design wins that are expected to lead to strong revenue growth and in general and administrative overhead to develop the infrastructure to support the business. We have also invested in the expansion of our manufacturing capacity to meet anticipated demand and our battery systems capabilities to provide battery systems solutions to our customers. As our business grows, the key factors to improving our financial performance will be revenue growth and revenue diversification across the markets that we serve. Our revenue growth and revenue diversification will depend on our ability to win new business as well as our customers' abilities to achieve their sales plans and business objectives. Higher revenue will increase gross margin, as higher production volumes will provide for increased absorption of manufacturing overhead and will reduce, on a percentage basis, the costs associated with our production capacity. Further, our revenue growth will allow us to maintain liquidity sufficient to operate our business effectively.

        To fund our growth over the near term, including anticipated future losses, purchase commitments, and capital expenditures, we are taking actions to reduce the cash used in operating and investing activities including plans to improve our gross margins, reduce our operating expenses and increase inventory turns. However, we may also choose to raise additional capital to fund cash requirements through expansion of the existing line of credit, additional strategic partnerships, or accessing the capital markets from time to time.

        Although our goal is to improve our operating efficiencies and to obtain additional financing through new partnerships, there is no guarantee that we will be able to achieve such expected improvements in operating performance or that we will be able to obtain such external funding.

        In December 2009, we executed an agreement with the DOE regarding the terms and conditions of the $249.1 million grant awarded under the DOE's Battery Initiative to fund the construction of new lithium-ion battery manufacturing facilities in Michigan. The term of the award ends on November 30, 2012. Under the DOE Battery Initiative, we are required to spend up to one dollar of our funds for every incentive dollar received. Through December 31, 2011, we have received $127.0 million in reimbursement for costs incurred. As of December 31, 2011, we have incurred additional allowable costs entitling us to receive $0.8 million in reimbursements, which has been recorded as a receivable. Our contract with the DOE will expire on December 4, 2012. We have requested to extend the expiration date to December 31, 2014. Our request is under review.

        We have made a loan application under the Advanced Technology Vehicles Manufacturing Loan Program, or the ATVM Program, to support our continued manufacturing expansion. Based on the amount of our grant award under the DOE Battery Initiative and the guidelines associated with the ATVM Program, we believe we will be permitted to borrow up to $233 million under the ATVM Program. We expect we will be required to spend one dollar of our own funds for every four dollars we borrow under the ATVM Program. The timing and the amount of any loan we may receive under the ATVM Program, as well as the specific terms and conditions applicable to any loan we may receive are currently not known by us, and, once disclosed to us, are subject to change and negotiation with the federal government.

        In October 2009, we entered into a High-Tech Credit agreement with the Michigan Economic Growth Authority, or MEGA, pursuant to which we are eligible for a 15-year tax credit, beginning with payments made for the 2011 fiscal year. In November 2009, we entered into a Cell Manufacturing Credit agreement with MEGA pursuant to which we are eligible for a credit equal to 50% of our capital investment expenses commencing January 2009, up to a maximum of $100 million over a four-year period related to the construction of our integrated battery cell manufacturing plant. The tax credit proceeds shall not exceed $25 million per year beginning with the tax year of 2012. We are required to create 300 jobs no later than December 31, 2016 in order for the tax credit proceeds to be non-refundable. The tax credit is subject to a repayment provision in the event we relocate 51% or more of the 300 jobs outside of the State of Michigan within three years after the last year we received the tax credit. Through December 31, 2011 we have incurred expenses of $200.0 million in qualified expenses related to the construction of the Livonia and Romulus facilities. When we have met the filing requirements for the tax year ending December 31, 2012, we expect to begin receiving $100.0 million in proceeds related to these expenses limited to $25.0 million per year over a four year period. We have recorded a receivable of $75.8 million and $100.0 million, as of December 31, 2010 and 2011, respectively, as it is reasonably assured that we will comply with the conditions of the tax credit and will receive proceeds. Upon recording the receivable, we reduced the basis in the fixed assets acquired in accordance with the tax credit and this will be recognized in the consolidated statements of operations over their estimated useful lives of the depreciable asset as reduced depreciation expense.

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

        In November, 2011, we entered into a series of agreements with IHI Corporation pursuant to which, among other things, we raised $25.0 million through the sale of common stock to IHI and in January 2012, we raised $25.4 million through the issuance of 12,500,000 shares of our common stock in a registered direct offering. We will have the option, subject to certain conditions, to require the purchase of up to an additional 6,250,000 shares of our common stock during each of two exercise periods in June and July, 2012. If such conditions are not able to be satisfied during each option period, we will not be able to require the investor to purchase the additional shares and we will receive no proceeds therefrom.

        On October 31, 2011, we entered into a Settlement Agreement with Hydro-Quebec and related Patent Sublicense Agreement with Hydro-Quebec and LiFePO4+C, thereby settling the patent disputes and resolving the existing litigations among the parties. For the year ended December 31, 2011, we recognized a settlement charge of $5.0 million related to this lawsuit which is recorded within general and administrative expense in the consolidated statement of operations. We have paid $3.5 million of the settlement amount during the year ended December 31, 2011 and the remaining $1.5 million will be paid in two equal installments in 2013 and 2014.

        Recently, in February 2012, as part of our continuing efforts to reduce expenses and strengthen our operations, we have decided to close down our facility in Korea while relocating a portion of our new product development and advanced manufacturing engineering teams to other facilities. Our need to align our manufacturing capacity with near-term customer demand and our need to reduce operating expenses are the key factors that drove the decision to restructure. We expect to complete the shutdown of our Korean facility during the first half year of 2012.

Financial Operations Overview

Revenue

        We derive revenue from product sales and services.

        Product Revenue.    Product revenue is derived from the sale of our batteries and battery systems. For the years ended December 31, 2010 and 2011, product revenue represented 76% and 87% of our total revenue, respectively.

        During the year ended December 31, 2011, a significant portion of our revenue was generated from a limited number of customers. Our two largest customers (Fisker Automotive, Inc. or Fisker and AES Energy Storage, LLC and its affiliates, or AES) each accounted for approximately 26% and 24% of our total revenue during the year ended December 31, 2011, respectively. In 2012, we expect that our revenue sources will be somewhat more diverse as more of our automotive customers ramp up production and as we continue to grow our business in the grid and commercial markets, but a significant portion of our revenue will still come from a relatively small number of customers for the foreseeable future. The loss of one or more of those customers could have a material adverse effect on our short-term revenue. We expect the transportation market and the electric grid market to represent the largest portion of our revenue in the near and long term.

        Services Revenue.    Services revenue is primarily derived from contracts awarded by the U.S. federal government, other government agencies and commercial customers. These activities range from pure research, in which we investigate design techniques on new battery technologies at the request of a government agency or commercial customer, to custom development projects in which we are paid to enhance or modify an existing product or develop a new product to meet a customer's specifications. We expect to continue to perform funded research and development work and to use the technology developed to advance our new product development efforts. We expect that revenue from services will vary period-to-period depending on the amount of costs incurred, the timing of when we are entitled to payments or, if applicable, the achievement of milestones. We expect that services revenue will decrease as a percentage of our total revenue due to the expected increase in product revenue over the long-term.

        Deferred Revenue.    We record deferred revenue for product sales and services in several different circumstances. These circumstances include (i) the products have been delivered or services have been performed but other revenue recognition criteria have not been satisfied (ii) payments have been received in advance of products being delivered or services being performed and (iii) when all other revenue recognition criteria have been met, but we are not able to reasonably estimate the warranty expense. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue. Deferred revenue will vary depending on the timing and amount of cash receipts from customers and can vary significantly depending on specific contractual terms. As a result, deferred revenue is likely to fluctuate from period-to-period. We have received and recorded as deferred revenue a total of $28.0 million in up-front, support and additional payments in connection with our license agreement with Gillette. In addition, the agreement requires Gillette to pay us royalty fees on net sales of products that include our technology. We have agreed with Gillette that if, during a certain period following execution of the license agreement, we enter into an agreement with a third party that materially restricts Gillette's license rights under the license agreement, then we may be required to refund to Gillette all license and support fees paid to us by Gillette under the license agreement, plus, in certain cases, an additional amount to cover Gillette's capital and other expenses paid and/or committed by Gillette in reliance upon its rights under the license agreement. Revenue recognition commenced during the second quarter of 2011 upon successful transfer of technology know-how to Gillette. The license and support fee will be recognized on a straight-line basis over the longer of the patent term or the expected customer relationship. As of December 31, 2011, deferred revenue related to the license and support fee is $27.0 million.

        In November, 2011, we entered into a technology license agreement with IHI Corporation to exclusively license our advance battery system technology and systems integration know-how to manufacture battery systems and modules for the transportation market in Japan. We received a one-time non-refundable fee of $7.5 million in connection with this license agreement. During the license term of ten years, we will also receive royalty payments based on a percentage of the licensee's net sales of products that use or embody the licensed technology and know-how. We recorded the upfront license fee of $7.5 million in deferred revenue as of December 31, 2011. Revenue on the license fee will be amortized over the license term expected to commence in 2012.

        Customer Deposits.    Customer deposits received from customers related to products where title has not passed are recorded in other liabilities. We classify as long-term the portion of customer deposits that are expected to be recognized beyond one year. Upon transfer of title and when all of the revenue recognition criteria have been met, we recognize the related revenue. If not all of the revenue recognition criteria have been met, but title to the goods has passed to the customer, we record the related amount in deferred revenue. As of December 31, 2010 and 2011, the Company recorded customer deposits of $6.2 million and $6.9 million in other current liabilities, respectively.

Cost of Revenue and Gross Profit

        Cost of product revenue includes the cost of raw materials, labor and components that are required for the production of our products, as well as manufacturing overhead costs (including depreciation), inventory obsolescence charges, and warranty costs. Raw material costs, which are our most significant cost item over the past two years, have historically been stable, but these costs are subject to macroeconomic factors and may increase in the future. Increases may be partially offset by process innovation, dual sourcing of materials and increased volume if we achieve better economies of scale. We incur costs associated with unabsorbed manufacturing expenses prior to a factory operating at normal operating capacity. We expect these unabsorbed manufacturing costs, which include certain personnel, rent, utilities, materials, testing and depreciation costs, to begin to fall in absolute dollars and as a percentage of revenue from present levels as our production ramps up over the course of 2012.

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

        We have expanded our capacity to meet anticipated customer demand, including building out additional manufacturing capacity at our Livonia and Romulus, Michigan facilities. During 2011, our worldwide manufacturing capacity increased from 345 MWh in 2010 to 646 MWh. In the third quarter of 2011, we qualified the second production line at our Livonia facility, and we qualified our Romulus facility in the fourth quarter of 2011. Also, we have put into place manufacturing overhead, including supply chain and quality organizations, which are sized to support significantly higher production volumes than we are currently producing. Increasing our production volume will allow us to reduce per-unit cell costs, improve the absorption of manufacturing overhead costs, and improve our gross margins.

        However, though our Michigan facilities are now operational, these facilities are not yet operating at their yield and uptime targets, and we incurred significant additional expenditures and production losses as part of launching these facilities. As production volumes increase, equipment performance improves, our supply base matures and design changes are incorporated into our cells, we anticipate a steady improvement in our margins.

        Our long-term financial objective is to achieve and support sustained profitable growth. To meet this objective, we are currently focusing on increasing production volumes to achieve lower material costs due to volume purchase discounts and improved absorption of our manufacturing overhead costs, thereby reducing per-unit production cost.

Operating Expenses

        Operating expenses consist of research, development and engineering, sales and marketing, general and administrative and production start-up expenses. Personnel-related expenses comprise the most significant component of these expenses. We have hired a significant number of new employees in order to support our anticipated growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. During the third quarter of 2010, we opened our manufacturing facility in Livonia, Michigan, and the first production line in our Livonia facility was qualified for production in December 2010 while the second production line in our Livonia facility was qualified in July 2011. The Romulus facility began qualification for production in the first quarter of 2011 and was qualified in the fourth quarter of 2011. With our production start-up expenses largely behind us, we expect the rate of increase in operating expenses to moderate in the near term.

        Research, Development and Engineering Expenses.    Research, development and engineering expenses consist primarily of expenses for personnel engaged in the development of new products and the enhancement of existing products, as well as lab materials, quality assurance activities and facilities costs and other related overhead. These expenses also include pre-production costs related to long-term supply agreements unless reimbursement from the customer is contractually guaranteed. Pre-production costs consist of engineering, design and development costs for products sold under long-term supply arrangements. We expense all of our research, development and engineering costs as they are incurred. In the near term, we expect research, development and engineering expenses to increase modestly as we continue to invest in the development of our products. Research, development and engineering expense is reported net of any funding received under contracts with governmental agencies and commercial customers that are considered to be cost sharing arrangements with no contractually committed deliverable. Accordingly, we expect that our research, development and engineering expenses will continue to increase in absolute dollars but decrease as a percentage of revenue in the long term.

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

        General and Administrative Expenses.    General and administrative expenses consist primarily of personnel-related expenses related to our executive, legal, finance, human resource and information technology functions, as well as fees for professional services and allocated facility overhead expenses. Professional services consist principally of external legal, accounting, tax, audit and other consulting services. We expect to continue to incur general and administrative expenses related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities, corporate governance and other regulations, investor relations expenses and higher insurance premiums. In addition, we expect to incur additional costs as we hire personnel and enhance our infrastructure to support the anticipated growth of our business. Accordingly, we expect that our general and administrative expenses will continue to increase in absolute dollars but decrease as a percentage of revenue in the long term.

        Production Start-up Expenses.    Production start-up expenses consist of salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it is qualified for production, including the cost of raw materials run through the production line during the qualification phase. The Livonia facility began qualification for production in the third quarter of 2010 and the first production line was qualified in December 2010 while the second production line was qualified in July 2011. The Romulus facility began qualification for production in the first quarter of 2011 and was qualified in October 2011. With that, we anticipate that our production start-up expenses will decrease in the near term.

        Other Income (Expense), Net.    Other income (expense), net consists primarily of interest income on cash balances, interest expense on borrowings, change in fair value of preferred stock warrants, foreign currency-related gains and losses, equity earnings and gain or losses on long-term investments. We have historically invested our cash in money market investments. Our interest income will vary each reporting period depending on our average cash balances and the interest rates during the period. Similarly, our foreign currency-related gains and losses will also vary depending upon movements in underlying exchange rates. Other income includes equity losses related to our proportional share of earnings in investments accounted for under the equity method and will vary each reporting period depending on the earnings or losses of these entities and gains or losses on long-term investments will vary each reporting period depending on the timing of any joint ventures or other equity investments we may enter into, the investment made by us, and the ongoing operations of the investee.

        Provision for Income Taxes.    Through December 31, 2011, we incurred net losses since inception and have not recorded provisions for U.S. federal income taxes since the tax benefits of our net losses have been offset by valuation allowances.

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

  •
  We anticipate that we will continue to have negative cash flow and we may not have sufficient revenue growth to generate positive cash flow for the foreseeable future, which may result in our continued need to raise additional capital. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

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

        Services revenue is recognized as services are performed consistent with the performance requirements of the contract using the proportional performance method. Where arrangements include milestones or governmental approval that impact the fees payable to us, revenue is limited to those amounts whereby collectability is reasonably assured. We recognize revenue earned under time and materials contracts as services are provided based upon actual costs incurred plus a contractually agreed-upon profit margin. We recognize revenue from fixed-price contracts, using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to determine the amount of revenue earned to date. Project costs are based on the direct salary and associated fringe benefits of the employees on the project plus all direct expenses incurred to complete the project that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. These estimates are based on historical experience and deliverables identified in the contract and are indicative of the level of benefit provided to our clients. Under the proportional performance method, there are no costs that are deferred and amortized over the contract term. If we do not have the ability to reasonably estimate contract costs or progress toward completion of the contract, we defer the related revenue and costs and recognize the revenues and costs based on the completed contract method. When the completed contract method is used, the excess of accumulated costs over related billings, if any, are classified as an asset and the excess of accumulated billings over related costs, if any, are classified as a liability. We classify the portion of the related asset or liability as long-term if such asset or liability are expected to be recognized beyond one year.

        If sales arrangements contain multiple elements, we determine if separate units of accounting exist within the arrangement. If separate units of accounting exist within an arrangement, we allocate revenue to each element based on the relative selling price of each of the elements. We determine selling price using vendor-specific objective evidence or VSOE, if it exists; otherwise, we use third-party evidence or TPE. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use the estimated selling price.

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

        The estimates used to determine whether impairment has occurred are subject to a number of management assumptions. We group long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are available. We estimate the fair value of an asset or asset group based on market prices (i.e., the amount for which the asset could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value of the asset group using the income approach, which are subject to a number of management assumptions. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved operating budgets, expected growth rates and cost of capital. We also make certain assumptions about future economic conditions, interest rates, and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods.

        Changes in assumptions or estimates could materially affect the determination of fair value of an asset or asset group, and therefore could affect the amount of potential impairment of the asset. We make assumptions about our product production, service sales, cost of products and services and estimated residual value of property, plant and equipment. These assumptions are key inputs for developing our cash flow projections. These projections are derived using our internal operating budgets. These projections are updated annually and reviewed by the Board of Directors. Historically, our primary variances between our projections and actual results have been related to assumptions for future production, service sales, and cost of products and services. These factors are based on our best knowledge at the time we prepare our budgets but can vary significantly due to changes in supply and demand, changes in raw material prices, and changes in other economic conditions.

        As a result of the continued decline in revenue from our Korean subsidiary , we reviewed our long-lived assets associated with the production of small prismatic batteries and recorded $0, $0.3 million, and $1.6 million of impairment charges in the years ended December 31, 2009, 2010 and 2011, respectively. During the years ended December 31, 2009, 2010 and 2011, we recorded $0.7 million, $0.1 million and $2.6 million, respectively, of impairment charges related to impaired equipment at our China facility.

  Goodwill Impairment

        Goodwill is not amortized, but is subject to periodic assessments of impairment. Impairment testing is performed at the reporting unit level, which we only have one reporting unit. We test goodwill for impairment annually as of October 1, or when changes in circumstances indicate that the carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.

        We test goodwill for impairment by first comparing the book value of net assets to the fair value of operations. We calculate the fair market value by adding a control premium to our market capitalization at the date of the evaluation. The control premium is based on recent equity transactions within our industry. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. The estimates used to determine whether goodwill impairment has occurred are subject to a number of management assumptions.

        We completed our assessment of goodwill during fourth quarter 2011, and determined that the estimated fair value of operations exceeded the carrying value. As of December 31, 2011, an approximate 10% decrease in the estimated fair value of our operations would result in a full impairment of goodwill.

        Any decreases in our stock price or control premium could result in goodwill impairment charges in future periods.

  Government Grants

        We recognize government grants when there is a reasonable assurance that we will comply with the conditions attached to the grant arrangement and the grant will be received. We evaluate the conditions of each individual grant as of each reporting period to ensure that we have reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. For example, if a grant has conditions where we must create and maintain a certain amount of jobs, we will record the grant in the period that we have evaluated and determined that the necessary number of jobs has been created and, based on our forecasts, we are reasonably assured that the jobs will be maintained during the required employment period. For reimbursements of expenses, the government grants are recognized as reduction of the related expense. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset. The grant is recognized in profit or loss over the life of a depreciable asset as reduced depreciation expense. We record government grant receivables in current or long-term assets depending on when the amounts are expected to be received from the government agency. We do not discount long-term grant receivables. When funding is received in advance of complying with certain conditions, we recognize a liability and restricted cash on the consolidated balance sheets until such time as the funding has been spent.

  Investments in Non-Public Companies

        Our investments held in non-public companies are considered a critical accounting policy because these investments expose us to equity price risk. Strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses, which could be material. We generally do not attempt to reduce or eliminate our market exposure in cost or equity method investments. We regularly monitor these non-publicly traded investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. There can be no assurance that cost or equity method investments will not face risks of loss. During the year ended December 31, 2011, we elected not to participate in Fisker's subsequent stock financing. Our investment in Fisker is accounted for under the cost method. This election not to participate resulted in the conversion of our preferred shares of Fisker to common shares on a 2:1 ratio. As such, we performed an analysis and valuation of our investment in Fisker resulting in the recognition of an impairment charge of $11.6 million for the year ended December 31, 2011. As of December 31, 2011, the carrying value of our investment in Fisker was $8.9 million. As of December 31, 2011, non-publicly traded investments of $3.0 million are accounted for using the equity method.

Results of Consolidated Operations

        The following table sets forth the results of our operations as a percentage of revenue for each of the following periods:

	Year Ended December 31,
	2009	2010	2011
Revenue	100%	100%	100%
Cost of revenue	103%	118%	157%

Gross loss	-3%	-18%	-57%
Operating expenses	91%	136%	93%

Operating loss	-94%	-154%	-150%

Other income (expense), net	-1%	-3%	-11%

Loss from operations, before tax	-95%	-156%	-161%
Provision for income taxes	0%	1%	1%

Net loss	-95%	-157%	-162%

Other Operating Data:
Shipments (in watt hours, or Wh) (in thousands)	66,461	62,883	146,355

  Comparison of Years Ended December 31, 2010 and 2011

  Revenue

	Year Ended December 31,
	2010	2011	$ Change	% Change
Revenue	(Dollars in thousands)
Product
Transportation	$43,673	$84,248	$40,575	92.9%
Commercial	16,596	15,277	(1,319)	-7.9%
Electric grid	13,557	39,555	25,998	191.8%

Total product	73,826	139,080	65,254	88.4%
Services	23,486	20,067	(3,419)	-14.6%

Total revenue	$97,312	$159,147	$61,835	63.5%

        Product Revenue.    The increase in sales in the transportation industry of $40.6 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to the transition of one of our significant customers to volume production and our delivery against the supply agreement with this customer. Additionally, the transition of several of our other customers from development programs to prototype production programs, corresponded to an increase in sales to these customers. These increases were partially offset by a decrease of $17.3 million in sales to one of our existing production stage transportation customers. We expect sales to this customer to decrease as a percentage of transportation revenue as revenues from other customers increase. The sales in the commercial industry for the year ended December 31, 2011 compared to the year ended December 31, 2010, were consistent.

        The increase in sales in the electric grid industry of $23.9 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 is driven by the timing of demand from our existing production customers. Most of our electric grid products involve project-based contracts with multiple elements in which there are separate units of accounting within the arrangement. The timing of when we complete the required deliverables for the units of accounting and when all other revenue recognition criteria are met, may cause some variability in the timing of revenue recognition. We anticipate that revenue recognition in the electric grid market for future periods will continue to be volatile due to the timing of deployment, delivery and commissioning of systems.

        Services Revenue.    The decrease in services revenue is primarily attributable to a $7.4 million decrease in services revenue related to a significant government contract awarded in January 2010. A substantial portion of this significant government contract was completed during the year ended December 31, 2010 with no similar work required during the year ended December 31, 2011. This decrease is offset by an increase in services revenue of $3.6 million from a development contract with a non-government customer that commenced in 2010 and a $0.4 million increase in services revenue related to the mix of government and non-government contracts and the timing of development milestones.

  Cost of Revenue and Gross Profit (Loss)

	Year Ended December 31,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Product	$94,277	$232,092	$137,815	146.2%
Services	20,474	17,103	(3,371)	-16.5%

Total cost of revenue	$114,751	$249,195	$134,444	117.2%

Gross profit (loss)
Product	$(20,451)	$(93,012)	$(72,561)	-354.8%
Services	3,012	2,964	(48)	-1.6%

Total gross profit (loss)	$(17,439)	$(90,048)	$(72,609)	-416.4%

        Cost of Product Revenue.    The increase in cost of product revenue was primarily due to an increase in product revenues, higher inventory charges and other period expenses incurred in 2011, and a change in the mix of products sold during the year ended December 31, 2011 which included a higher product shipments ratio of prismatic cell products to cylindrical cells of 19% as compared to 2% during the year ended December 31, 2010. The higher inventory charges consisted primarily of $8.0 million in inventory write-offs due to prismatic cells and modules that failed to meet specifications as well as an increase in our warranty charges. Warranty cost increased from 3% of product revenue in 2010 to 12% of product revenue in 2011 due to $7.6 million in specific warranty event charges as well as an increase in our general warranty provision. During the year ended December 31, 2011, we were in the process of qualification and production ramp-up at our Livonia and Romulus, Michigan facilities. Our prismatic cell costs are currently higher as these facilities are not yet operating at their yield and uptime targets and we have incurred significant extra expenses, a portion of which are included in production start-up expenses, to launch these facilities on a compressed timeline.

        Additionally, we are currently incurring higher costs as we purchase certain raw materials at low volumes. As our production volumes of prismatic have increased, our material costs have begun to decrease as we benefit from volume purchase discounts. Due to low factory utilization, unabsorbed manufacturing expenses were $20.6 million for the year ended December 31, 2010, compared to

$45.0 million for the year ended December 31, 2011. The increase in unabsorbed manufacturing expenses was due to the increase in capacity brought online in Michigan late in 2010 combined with the fact that production volumes for customer agreements did not begin to increase until the second quarter of 2011. As production volumes increase and our manufacturing process matures, we anticipate reduced per-unit costs through improved absorption of manufacturing overhead, improved labor efficiencies, reduced scrap charges and other process improvements.

        Cost of Services Revenues.    The decrease in costs of services revenue resulted from the decrease in costs incurred related to a significant government contract awarded in January 2010 where a substantial portion of the research and development work had been completed during 2010. This decrease in costs is offset by costs incurred related to new contracts in addition to the mix of government and non-government contracts and the timing of development milestones for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

        Product Gross Profit (Loss).    We experienced a product gross loss during the year ended December 31, 2011, primarily due to low factory utilization and a change in the mix of products sold included a higher ratio of prismatic cells. Currently, our prismatic cell products have higher per-unit costs, as we were in the process of qualification and production ramp-up at our Livonia and Romulus, Michigan facilities, as discussed above, and correspondingly, have lower gross margins as compared to cylindrical cell products which are a more mature product line.

        Our future gross profit will be affected by numerous factors, including the build-out of our manufacturing capacity, the timing of the production of new product designs and our ability to reduce cell costs. While we complete the expansion of our manufacturing capacity and ramp-up production volume of prismatic cells, our gross loss will be negatively affected by higher per-unit costs. When we increase our production volumes we anticipate lower per-unit costs due to lower material costs, improved absorption of our manufacturing overhead costs, and improved efficiencies that will all drive down the per-unit cell costs, and positively impact our gross profit. Unabsorbed manufacturing expenses were $45.0 million during the year ended December 31, 2011 as compared to $20.6 million for the year ended December 31, 2010 due to increased capacity brought online in Michigan in late 2010. Due to unabsorbed manufacturing costs and the timing of project-based revenues and costs, we anticipate our gross profit or loss will vary significantly from period-to period going forward.

        Services Gross Profit.    Services gross profit remained consistent during the year ended December 31, 2011 compared to the year ended December 31, 2010.

  Operating Expenses

	Year Ended December 31,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Operating expenses
Research, development and engineering	$60,723	$76,925	$16,202	26.7%
Sales and marketing	14,111	16,808	2,697	19.1%
General and administrative	36,053	45,132	9,079	25.2%
Production start-up	21,064	9,221	(11,843)	-56.2%

Total operating expenses	$131,951	$148,086	$16,135	12.2%

        Research, Development and Engineering Expenses.    A portion of research, development and engineering expenses was offset by cost-sharing funding. Our research, development and engineering expenditures are summarized as follows:

	Year Ended December 31,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenses
Aggregated research, development and engineering expenditures	$65,666	$83,266	$17,600	26.8%
Research, development and engineering reimbursements	(4,943)	(6,341)	(1,398)	-28.3%

Research, development and engineering expenses	$60,723	$76,925	$16,202	26.7%

        The increase in research, development and engineering expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily attributable to an increase of $12.5 million in personnel-related expenses associated with an increase in research, development and engineering personnel who primarily focus on process improvement, material science chemistry and battery and battery systems technology. In addition the increase is also attributable to $3.9 million related to the depreciation of machinery and equipment used for research, development and engineering and an increase of $1.2 million in other research, development and engineering costs. This increase was partially offset by an increase in research, development and engineering reimbursements of $1.4 million from funding received under cost-sharing contracts. Research, development and engineering expense was 62% of revenue for the year ended December 31, 2010, compared to 48% for the year ended December 31, 2011.

        Sales and Marketing Expenses.    The increase in sales and marketing expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily attributable to an increase in personnel-related expenses associated with an increase in sales and marketing headcount. Sales and marketing expense was 15% of revenue for the year ended December 31, 2010, compared to 11% for the year ended December 31, 2011.

        General and Administrative Expenses.    The increase in general and administrative expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to an increase in personnel-related expenses of $3.6 million, associated with an increase in general and administrative headcount, an increase in legal expenses of $4.1 million primarily related to the settlement charge on the HydroQuebec lawsuit and an increase in other general and administrative expenses of $1.4 million. General and administrative expense was 37% of revenue for the year ended December 31, 2010, compared to 28% for the year ended December 31, 2011.

        Production Start-up Expenses.    A portion of production start-up expenses was offset primarily by government grant funding. Our production start-up expenditures are summarized as follows:

	Year Ended December 31,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Production start-up expenditures
Aggregated production start-up expenditures	$26,685	$13,810	$(12,875)	-48.2%
Production start-up reimbursements	(5,621)	(4,589)	1,032	18.4%

Production start-up expenses	$21,064	$9,221	$(11,843)	-56.2%

        The decrease in production start-up expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 is primarily due to decreased production start-up expenses related to our manufacturing expansion at our Livonia, Michigan facility as the first production line was qualified for production in December 2010. The qualification of our first production line involved the use of more materials and labor compared to the subsequent production lines as we are able to better anticipate the outcomes of the qualification process. Further, the Romulus, Michigan facility, which was qualified during the year ended December 31, 2011, involved the use of more machinery and equipment, therefore requiring less labor expenses. This decrease was partially offset by a reduction in reimbursement from government grant funding totaling $1.0 million. Production start-up expenses were 22% of revenue for the year ended December 31, 2010, compared to 6% for the year ended December 31, 2011.

  Other Income (Expense), Net

	Year Ended December 31,
	2010	2011	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest income	$135	$19	$(116)	-85.9%
Interest expense	(1,430)	(7,357)	(5,927)	-414.5%
Gain (loss) on foreign exchange	(560)	3	563	100.5%
Impairment of long-term investment	—	(11,612)	(11,612)	-100.0%
Other (expense) income, net	(849)	691	1,540	181.4%

Total other expense, net	$(2,704)	$(18,256)	$(15,552)	-575.1%

        The change in interest expense for the year ended December 31, 2011 was due to an increase in total debt and capital lease balances outstanding during the year ended December 31, 2011. The increase in net foreign exchange gains for the year ended December 31, 2011 is due to the effect of currency exchange rate changes on transactions that are not U.S Dollar denominated and charged or credited to earnings.

        During the year ended December 31, 2011, we elected not to participate in Fisker's subsequent stock financing. Our investment in Fisker is accounted for under the cost method. This election not to participate resulted in the conversion of our preferred shares of Fisker to common shares on a 2:1 ratio. As such, we performed an analysis and valuation of our investment in Fisker resulting to the recognition of an impairment charge of $11.6 million for the year ended December 31, 2011.The increase in other income is primarily due to the gain recognized on the deconsolidation of our joint venture which was previously consolidated as a variable interest entity.

        Provision for Income Taxes.    The provision for income taxes for the years ended December 31, 2010 and 2011 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

  Comparison of Years Ended December 31, 2009 and 2010

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

  Cost of Revenue and Gross Profit (Loss)

	Year Ended December 31,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Product	$83,778	$94,277	$10,499	12.5%
Services	9,963	20,474	10,511	105.5%

Total cost of revenue	$93,741	$114,751	$21,010	22.4%

Gross profit (loss)
Product	$(7,259)	$(20,451)	$(13,192)	-181.7%
Services	4,567	3,012	(1,555)	-34.0%

Total gross loss	$(2,692)	$(17,439)	$(14,747)	-547.8%

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

        Services Profit.    Services gross profit decreased due to the mix of government and non-government contracts in the year ended December 31, 2010, as the year ended December 31, 2009 included a greater percentage of higher margin contracts.

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

        Research and Development Expenses.    A portion of research and development expenses was offset by cost-sharing funding. Our research and development expenditures are summarized as follows:

	Year Ended December 31,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenses
Aggregated research, development and engineering expenditures	$51,050	$65,666	$14,616	28.6%
Research, development and engineering reimbursements	(2,764)	(4,943)	(2,179)	-78.8%

Research, development and engineering expenses	$48,286	$60,723	$12,437	25.8%

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

        Production Start-up Expenses.    A portion of production start-up expenses was offset primarily by government grant funding. Our production start-up expenditures are summarized as follows:

	Year Ended December 31,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Production start-up expenditures
Aggregated production start-up expenditures	$1,524	$26,685	$25,161	N/M
Production start-up reimbursements	—	(5,621)	(5,621)	-100.0%

Production start-up expenses	$1,524	$21,064	$19,540	N/M

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

  Other Income (Expense), Net

	Year Ended December 31,
	2009	2010	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest income	$165	$135	$(30)	-18.2%
Interest expense	(1,206)	(1,430)	(224)	-18.6%
Gain (loss) on foreign exchange	682	(560)	(1,242)	-182.1%
Unrealized loss on preferred stock warrant liability	(515)	—	515	100.0%
Other (expense) income, net	—	(849)	(849)	-100.0%

Total other expense, net	$(874)	$(2,704)	$(1,830)	-209.4%

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

Liquidity and Capital Resources

  Sources of Liquidity

        Since inception, we have funded our operations primarily through the sale and issuance of preferred stock, common stock, convertible debt, warrants, demand notes and term loans, and credit facilities. In April 2011, we received net proceeds, after deducting issuance costs, of $138.8 million and $115.2 million from the issuance of our 3.75% convertible subordinated notes and the issuance of common stock, respectively, in our concurrent public offerings. In September 2011, we secured $38.1 million from a revolving line of credit with Silicon Valley Bank, and in November 2011, we received $25.0 million through the sale and issuance of shares of our common stock to IHI Corporation and a $7.5 million upfront fee in connection with our technology license agreement. Additionally, we received government grants of $33.7 million as reimbursement of capital expenditures. As of December 31, 2011, we had cash and cash equivalents of $186.9 million, accounts receivable of $47.2 million and purchase obligations of $48.4 million due within the year. And most recently, in January 2012, we completed a registered direct offering of 12,500,000 units at a negotiated price of $2.034 per unit, with each unit consisting of (i) one share of our common stock and (ii) one warrant to purchase a share of our common stock for net proceeds of approximately $23.5 million.

        To fund our growth over the next 12 months, including anticipated future losses, purchase commitments, and capital expenditures, we are taking actions to reduce the cash used in operating and investing activities including plans to improve our gross margins, reduce our operating expenses, and increase inventory turns. However, we may also attempt to raise additional capital to fund cash requirements through expansion of the existing line of credit and/or additional strategic partnerships. As part of our ongoing strategic efforts, we regularly take part in discussions with other potential strategic partners that could provide additional capital as well as improved access to different markets in which to sell our products. Although our intent is to improve our operating efficiencies and to obtain additional financing through new partnerships, there is no guarantee that we will be able to achieve such expected improvements in operating performance or that we will obtain such external funding. As a result of all these actions, we will have sufficient cash for the next 12 months.

  Capital Expenditures

        Our capital expenditures were $39.4 million in 2009, $177.2 million for 2010 and $123.3 million for 2011. In 2012, we expect our capital expenditures, excluding any reimbursement under government grants, to be approximately $30.0 million.

  Cash Flows

        The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2009	2010	2011
Net cash used in operating activities	$(73,559)	$(127,835)	$(251,590)
Net cash used in investing activities	(41,173)	(122,543)	(82,208)
Net cash provided by financing activities	501,436	9,893	303,865
Effect of foreign exchange rates on cash and cash equivalents	(92)	204	(15)

Net increase (decrease) in cash and cash equivalents	$386,612	$(240,281)	$(29,948)

  Cash Flows From Operating Activities

        Operating activities used $251.6 million of net cash during the year ended December 31, 2011. Including the portion related to the non-controlling interest, we incurred a net loss of $257.8 million in 2011, which included impairment of long-term investment of $11.6 million, non-cash share-based compensation expense of $14.1 million and depreciation and amortization of $25.2 million. Increased investment in working capital and non-current operating assets and liabililties used $51.1 million of net cash during the year ended December 31, 2011.

        Operating activities used $127.8 million of net cash during the year ended December 31, 2010. We incurred a net loss of $152.9 million in 2010, which included non-cash share-based compensation expense of $11.8 million and depreciation and amortization of $17.0 million. Increased investment in working capital and non-current operating assets and liabilities used $6.3 million of net cash during the year ended December 31, 2010.

        Operating activities used $73.6 million of net cash during the year ended December 31, 2009. We incurred a net loss of $86.6 million in 2009, which included non-cash share-based compensation expense of $8.6 million and depreciation and amortization of $13.2 million. Increased investment in working capital and non-current operating assets and liabilities used $9.9 million of net cash during the year ended December 31, 2009.

        We anticipate negative cash flow from operations in the near future as we continue to support the anticipated growth of our business.

  Cash Flows From Investing Activities

        Cash flows from investing activities primarily relate to capital expenditures to support our growth.

        Cash used in investing activities totaled $82.2 million during the year ended December 31, 2011 and consisted of capital expenditures of $123.3 million, primarily related to the purchase of manufacturing equipment, offset in part by proceeds from government grants of $33.7 million, cash paid for investments of $3.3 million and a decrease in restricted cash used of $10.7 million.

        Cash used in investing activities totaled $122.5 million during the year ended December 31, 2010 and consisted of capital expenditures of $177.2 million, primarily related to the purchase of manufacturing equipment, offset in part by proceeds from government grants of $78.2 million, cash paid for investments of $14.9 million and an increase in restricted cash used of $8.6 million.

        Cash used in investing activities totaled $41.2 million during the year ended December 31, 2009 and consisted of capital expenditures of $39.4 million primarily related to the purchase of manufacturing equipment and an increase in restricted cash used of $1.8 million.

        We anticipate additional capital expenditures in future periods as we continue to fund the expansion of our facilities to support the continued growth of our business. As of December 31, 2011, we have contractual obligations, which include agreements or purchase orders to purchase goods, related to capital expenditure purchases of $10.7 million. Additionally, in future periods, we anticipate investing cash in joint ventures and other equity investments in order to establish strategic relationships.

  Cash Flows From Financing Activities

        Cash flows from financing activities totaled $303.9 million during the year ended December 31, 2011 and included proceeds from issuance of long-term debt of $138.8 million, proceeds from issuance of common stock of $140.2 million, proceeds from revolving line of credit of $37.8 million, proceeds from government grants of $0.9 million, proceeds from exercise of stock options of $2.0 million, and contribution from noncontrolling interests of $0.6 million. These proceeds were partially offset by repayments on our revolving credit line of $8.0 million and repayment on long-term debt of $5.4 million, and repayments on capital lease obligations of $3.0 million. In future periods, we expect financing activities such as proceeds from grants, equity offerings and debt issuances to be a significant source of cash.

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

Credit Facilities

        On September 30, 2011, we entered into a Revolving Credit Agreement (the "Agreement"), providing us a revolving loan facility in an aggregate principal amount of up to the lesser of (i) $40.0 million or (ii) a Borrowing Base (as defined in the Agreement) established at 80% of certain eligible accounts, 15% of certain eligible foreign accounts and 30% of certain eligible inventory, as more specifically described in the Agreement. The Agreement also provides a letter of credit sub-facility in an aggregate principal amount of up to $10.0 million and a swing-line loan sub-facility in an aggregate principal amount of up to $5.0 million. Any outstanding obligations under either the letter of credit sub-facility or swing-line sub-facility deduct from the availability under the $40.0 million revolving facility. The Agreement additionally provides a discretionary incremental facility in an aggregate principal amount of not less than $10.0 million and up to $35.0 million. The funding of the incremental facility is discretionary on the part of the lenders and will depend on market conditions and other factors. The Agreement permits us to enter into cash management and hedging agreements with the lenders.

        The facilities provided under the Agreement were used to refinance the our prior outstanding revolving loan facility with the financial institution, dated as of August 2, 2006, and are to be used for working capital and general corporate purposes. The maturity date for any revolving cash borrowings under the Agreement is September 30, 2014.

        Revolving cash borrowings under the Agreement will bear interest at (i) the Eurodollar Rate (as defined in the Agreement), plus 2.25% (if our liquidity is greater than $75.0 million) or 2.75% (if our liquidity is equal to or less than $75.0 million) per annum, and/or (ii) the base rate (customarily defined), plus 0.50% (if our liquidity is equal to or less than $75.0 million) per annum. The interest rate at December 31, 2011 is 2.62%.

        Amounts outstanding under the Agreement (including any cash management or hedging agreements as provided in the Agreement) are secured by substantially all of our existing and future assets, except intellectual property and certain other exceptions as set forth in the Agreement and related security documents.

        The Agreement contains the following financial covenants:

  (a)
  We must maintain (i) a Consolidated Liquidity Ratio (our liquidity to all outstanding obligations under the Agreement, as more specifically defined in the Agreement) of at least 2.00 to 1.00, and (ii) our liquidity at $50.0 million or above; and

  (b)
  Our Consolidated Tangible Net Worth, excluding subordinated debt, must be at least $400.0 million.

        Additionally, we may not create, issue, incur, assume or be liable in respect of or suffer to exist, any indebtedness, except for permitted indebtedness or create, incur, assume or suffer to exist, any lien on its property, except for permitted liens. Under the credit agreement, an event of default would occur if we fail to pay any obligation due or fail or neglect to perform, keep or observe any material term provision, condition, covenant or agreement within the credit agreement, and do not, or are not able to remedy the default within the allowed grace period, or a material adverse change in our business occurs. Upon an event of default, the financial institution may declare all obligations immediately due and payable, it may stop advancing money or extending credit or it may apply against the obligation balances and deposits which we hold with the financial institution, among other remedies available to the financial institution under the terms of the credit agreement. As of December 31, 2011, we were in compliance with all covenants under this facility.

        On March 6, 2012, we entered into the First Amendment to our Revolving Credit Agreement that was previously established on September 30, 2011. The amendment extends the Revolving Termination Date of the agreement to June 1, 2013.

        The amendment increases all applicable interest rates by 0.50%, such that the revolving cash borrowings under the Agreement now bear interest at (i) the Eurodollar Rate (as defined in the Agreement), plus 2.75% (if our liquidity is greater than $75.0 million) or 3.25% (if our liquidity is equal to or less than $75.0 million) per annum, and/or (ii) the base rate (customarily defined), plus 0.50% (if our liquidity is greater than $75.0 million) or 1.00% (if our liquidity is equal to or less than $75.0 million) per annum.

        The eligible inventory component of the Borrowing Base (as defined in the Agreement) formula remains capped at 30% of the entire Borrowing Base, but the previous limitation on this eligible inventory component increased from 20% of all outstanding revolving extensions of credit to the lesser of $8.0 million or 50% of all outstanding revolving extensions of credit. Also, the required Consolidated Tangible Net Worth (as defined in the Agreement) that we must maintain decreased from $400.0 million to $300.0 million.

        As of December 31, 2011, the following credit facilities were outstanding:

Lender	Date	Type of Facility	Interest Rate (per annum)	Principal Amount	Amount Outstanding	Maturity Date
				(In Thousands)
Various (U.S. Bank National Association, Trustee)	Apr-11	Convertible Note	3.75%	143,750	140,064	Apr-16
Silicon Valley Bank	Sep-08	Term Loan	Prime +0.75%	7,500	416	Jan-12
Silicon Valley Bank	Apr-09	Term Loan	Prime +0.75%	2,500	486	Jul-12
Silicon Valley Bank	May-09	Term Loan	Prime +0.75%	3,000	667	Aug-12
Silicon Valley Bank	Jun-09	Term Loan	Prime +0.75%	1,000	250	Sep-12
Silicon Valley Bank	Aug-09	Term Loan	Prime +0.75%	1,000	250	Aug-12
Silicon Valley Bank	Sep-11	Revolving Line of Credit	LIBOR +2.25%	38,094	38,094	Sep-14
Massachusetts Clean Energy Technology Center*	Oct-10	Forgivable Loan	6%	5,000	2,691	Oct-17

*
The forgivable loan from the Massachusetts Clean Energy Technology Center is forgivable upon meeting certain capital expenditure and employment targets. As of December 31, 2011, $2.5 million of the loan was forgiven as we met the conditions for forgiveness related to the capital expenditure requirements.

Contractual Obligations

        Our contractual obligations relate primarily to borrowings under long-term debt obligations, capital leases, operating leases, and purchase obligations which include agreements or purchase orders to purchase goods or services that are enforceable and legally binding.

        The following is a summary of our contractual obligations as of December 31, 2011:

		Payments Due in
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in thousands)
Long-term debt, including current portion	$144,824	$2,069	$—	$140,064	$2,691
Interest related to debt payments	25,701	5,423	10,782	6,963	2,533
Capital lease obligations	28,144	3,396	5,792	5,885	13,071
Operating lease obligations	24,463	3,482	6,546	6,325	8,110
Purchase obligations(1)	66,852	48,352	18,500	—	—

	$289,984	$62,722	$41,620	$159,237	$26,405

(1)
Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty. Obligations related to capital expenditures may be partially reimbursable under our various government grants.

        In addition, as discussed in Note 12 to our consolidated financial statements, we have approximately $1.3 million associated with uncertain tax positions and related interest and penalties. These liabilities are included as a component of "other long-term liabilities" in our consolidated balance sheet, as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity. Additionally, we have a line of credit with an outstanding balance of $38.1 million as of December 31, 2011.

Off-Balance Sheet Arrangements

        In June 2010, we entered into a supply agreement under which we committed to minimum purchase volumes for each of the years ending December 31, 2010 through December 31, 2013 for a raw material component. If our purchase volumes during any year fail to meet the minimum purchase commitments, we are required to pay the seller a variance payment for the difference between the amount actually purchased in that calendar year and the annual minimum purchase commitment for that calendar year. We will receive a credit for the amount of the variance payment to be applied to purchases in the following year and we will have until April 1, 2015 to reclaim any variance payment resulting from the minimum purchase commitments for calendar years 2012 or 2013. The table shown above in the section titled "Purchase Obligations" shows the amount of our purchase commitments payable by year inclusive of our commitment under the supply agreement described above. For the year ended December 31, 2011, we have purchased $8.5 million under this supply agreement. As the supplier of raw materials was not able to meet capacity requirements, we were relieved of our obligation to meet the minimum purchase commitment for the year ended December 31, 2011.

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

        As a consequence, our gross profit, operating results, profitability and cash flows are adversely impacted when the dollar depreciates relative to other foreign currencies. We have a particularly significant currency rate exposure to changes in the exchange rate between the China Renminbi (RMB) and South Korean Won to the U.S. dollar. For example, to the extent that we need to convert U.S. dollars for our operations, appreciation of the RMB or South Korean Won against the U.S. dollar would have an adverse effect on the amount we receive from the conversion.

        We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk.

        Interest Rate Sensitivity.    We had cash and cash equivalents totaling $186.9 million as of December 31, 2011, and $216.8 million as of December 31, 2010. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates.

        Interest rate risk also refers to our exposure to movements in interest rates associated with our revolving line of credit and term loan with Silicon Valley Bank. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the prime interest rate or London Interbank Offered Rate (LIBOR) plus an additional margin, depending on the respective credit facilities. If the prime rate or LIBOR had increased by 100 basis points during the years ended December 31, 2010 and 2011, our interest expense would have increased by approximately $0.2 million assuming consistent borrowing levels.

Item 8.    Financial Statements and Supplementary Data.

A123 Systems, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
A123 Systems, Inc.
Waltham, Massachusetts

        We have audited the accompanying consolidated balance sheets of A123 Systems, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2011, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A123 Systems, Inc. and subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 12, 2012

A123 Systems, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2010	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$216,841	$186,893
Restricted cash and cash equivalents	9,367	668
Accounts receivable, net	28,106	47,200
Inventory	47,765	103,394
Deferred cost	1,022	6,256
Prepaid expenses and other current assets	8,006	8,011

Total current assets	311,107	352,422
Property, plant and equipment, net	143,998	145,203
Goodwill	9,581	9,581
Intangible assets, net	413	—
Long-term grants receivable	75,790	101,054
Deposits and other assets	11,768	5,745
Restricted cash and cash equivalents, net of current portion	1,993	—
Investments	21,508	11,897

Total assets	$576,158	$625,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit lines	$8,000	$38,094
Current portion of long-term debt	5,379	2,069
Current portion of capital lease obligations	1,571	1,740
Accounts payable	43,523	27,220
Accrued expenses	48,179	31,910
Other current liabilities	7,550	8,329
Deferred revenue	4,881	9,577
Deferred rent	132	181

Total current liabilities	119,215	119,120
Long-term debt, net of current portion	4,603	142,755
Capital lease obligations, net of current portion	18,655	17,336
Deferred revenue, net of current portion	29,836	35,303
Deferred rent, net of current portion	1,452	1,203
Other long-term liabilities	3,865	13,820

Total liabilities	177,626	329,537
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value—5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and December 31, 2011	—	—
Common stock, $0.001 par value—250,000,000 shares authorized; 105,194,073 and 134,342,974 shares issued and outstanding at December 31, 2010 and December 31, 2011, respectively	105	134
Additional paid-in capital	790,256	946,506
Accumulated deficit	(391,228)	(648,958)
Accumulated other comprehensive loss	(935)	(1,317)

Total A123 Systems, Inc. stockholders' equity	398,198	296,365
Noncontrolling interest	334	—

Total stockholders' equity	398,532	296,365

Total liabilities and stockholders' equity	$576,158	$625,902

See notes to consolidated financial statements.

A123 Systems, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2009	2010	2011
Revenue:
Product	$76,519	$73,826	$139,080
Services	14,530	23,486	20,067

Total revenue	91,049	97,312	159,147

Cost of revenue:
Product	83,778	94,277	232,092
Services	9,963	20,474	17,103

Total cost of revenue	93,741	114,751	249,195

Gross loss	(2,692)	(17,439)	(90,048)

Operating expenses:
Research, development and engineering	48,286	60,723	76,925
Sales and marketing	8,455	14,111	16,808
General and administrative	24,480	36,053	45,132
Production start-up	1,524	21,064	9,221

Total operating expenses	82,745	131,951	148,086

Operating loss	(85,437)	(149,390)	(238,134)

Other income (expense):
Interest income	165	135	19
Interest expense	(1,206)	(1,430)	(7,357)
Gain (loss) on foreign exchange	682	(560)	3
Unrealized loss on preferred stock warrant liability	(515)	—	—
Impairment of long-term investment			(11,612)
Other (expense) income, net	—	(849)	691

Total other expense, net	(874)	(2,704)	(18,256)

Loss from operations, before tax	(86,311)	(152,094)	(256,390)
Provision for income taxes	278	843	1,367

Net loss	(86,589)	(152,937)	(257,757)
Less: net loss attributable to the noncontrolling interest	810	377	27

Net loss attributable to A123 Systems, Inc.	(85,779)	(152,560)	(257,730)
Accretion to preferred stock	(45)	—	—

Net loss attributable to A123 Systems, Inc. common stockholders	$(85,824)	$(152,560)	$(257,730)

Net loss per share attributable to A123 Systems, Inc.—basic and diluted:	$(2.55)	$(1.46)	$(2.12)

Weighted average number of common shares outstanding—basic and diluted	33,669	104,364	121,583

See notes to consolidated financial statements.

A123 Systems, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity
(in thousands, except per share data)

	Series B-1 Convertible Preferred Stock, $0.001 Par Value
			Common Stock, $0.001 Par Value
							Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interest	Comprehensive Loss
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2009	1,493	$1	7,662	$8	$19,649	$(152,889)	$(197)	$(133,428)	$871
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(45)	—	—	(45)	—
Stock-based compensation	—	—	—	—	8,553	—	—	8,553	—
Exercise of stock options	—	—	141	—	369	—	—	369	—
Common stock issued in public offering, net of issuance costs	—	—	109	—	—	—	—	—	—
Exercise of common stock warrant	—	—	31,727	32	391,742	—	—	391,774	—
Conversion of redeemable common stock and convertible preferred stock to common stock and conversion of preferred stock warrant to common stock warrant	(1,493)	(1)	62,967	63	347,426	—	—	347,488	—
Comprehensive loss:
Net loss	—	—	—	—	—	(85,779)	—	(85,779)	(810)	$(86,589)
Foreign currency translation adjustment	—	—	—	—	—	—	(712)	(712)	49	(663)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(87,252)

BALANCE—December 31, 2009	—	$—	102,606	$103	$767,694	$(238,668)	$(909)	$528,220	$110
Stock-based compensation	—	—	—	—	11,762	—	—	11,762	—
Exercise of Stock options			2,156	2	4,299	—	—	4,301	—
Issuance of common stock	—	—	432	—	6,501	—	—	6,501	—
Purchase of subsidiary shares by noncontrolling interest holder			—	—	—	—	—	—	532
Comprehensive loss:
Net loss	—	—	—	—	—	(152,560)	—	(152,560)	(377)	$(152,937)
Foreign currency translation adjustment	—	—	—	—	—	—	(26)	(26)	69	43

Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(152,894)

BALANCE—December 31, 2010	—	$—	105,194	$105	$790,256	$(391,228)	$(935)	$398,198	$334
Stock-based compensation			—	—	14,085	—	—	14,085	—
Exercise of stock options			658	1	2,006	—	—	2,007	—
Vesting of restricted stock units			70	—	—	—	—	—	—
Issuance of common stock			28,421	28	140,159	—	—	140,187	—
Deconsolidation of subsidiary			—	—	—	—	—	—	(307)
Comprehensive loss:									—
Net loss			—	—	—	(257,730)	—	(257,730)	(27)	$(257,757)
Foreign currency translation adjustment			—	—	—	—	(382)	(382)	—	(382)

Total comprehensive loss			—	—	—	—	—	—	—	$(258,139)

BALANCE—December 31, 2011	—	$—	134,343	$134	$946,506	$(648,958)	$(1,317)	$296,365	$—

See notes to consolidated financial statements.

A123 Systems, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net loss attributable to A123 Systems, Inc. and non-controlling interest	$(86,589)	$(152,937)	$(257,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,230	17,036	25,195
Noncash rent	506	896	(200)
Noncash foreign exchange gain on intercompany loan	(883)	(424)	—
Noncash loss on equity investments	—	849	791
Impairment of long-lived and intangible assets	931	758	4,354
Impairment of long-term investment			11,612
Unrealized loss on preferred stock warrant liability	515	—	—
Gain on asset transfer and subsequent deconsolidation of variable interest entity (VIE)	—	—	(1,255)
Loss on disposal of property and equipment	49	250	42
Amortization of debt issuance costs and noncash interest expense	65	306	2,629
Stock-based compensation	8,553	11,762	14,085
Changes in current assets and liabilities, excluding the effect of deconsolidation of VIE:
Accounts receivable	17	(9,401)	(19,844)
Inventory	(1,646)	(10,556)	(55,948)
Deferred cost		(664)	(5,234)
Prepaid expenses and other assets	1,975	(2,598)	(2,132)
Accounts payable	(4,339)	9,199	2,020
Accrued expenses	(474)	2,568	10,361
Deferred revenue	(5,487)	55	10,956
Other liabilities	18	5,066	8,735

Net cash used in operating activities	(73,559)	(127,835)	(251,590)

Cash flows from investing activities:
Decrease (increase) in restricted cash	(1,762)	(8,635)	10,692
Purchases of and deposits on property, plant and equipment	(39,430)	(177,233)	(123,278)
Proceeds from sale of property and equipment	19	—	—
Proceeds from government grant	—	78,187	33,665
Purchase of investments	—	(14,862)	(3,287)

Net cash used in investing activities	(41,173)	(122,543)	(82,208)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	395,812	—	140,187
Proceeds from government grant	3,900	9,750	900
Proceeds from exercise of stock options	369	4,301	2,007
Proceeds from revolving credit lines, net of issuance costs	—	—	37,753
Proceeds from issuance of debt, net of offering costs	8,584	2,500	138,824
Principal payments on revolving credit line	—	—	(8,000)
Principal payments on long term debt	(6,166)	(6,484)	(5,379)
Payments on capital lease obligations	(653)	(706)	(3,027)
Contributions from noncontrolling interest	—	532	600
Net proceeds from issuance of redeemable convertible preferred stock	99,590	—	—

Net cash provided by financing activities	501,436	9,893	303,865

Effect of foreign exchange rates on cash and cash equivalents	(92)	204	(15)

Net increase (decrease) in cash and cash equivalents	386,612	(240,281)	(29,948)
Cash and cash equivalents at beginning of period	70,510	457,122	216,841

Cash and cash equivalents at end of period	$457,122	$216,841	$186,893

Supplemental cash flow information—cash paid for interest	$1,189	$1,033	$3,696

Noncash investing and financing activities:
Issuance of note for consulting services	$830	$—	$—

Purchase of equipment under capital leases	$572	$20,022	$153

Increase in accounts payable and accrued expenses for property, plant and equipment	$1,939	$53,257	$9,584

Deferred offering costs included in accounts payable and accrued expenses	$221	$—	$—

Issuance of common stock for investment	$—	$7,495	$—

Fulfillment of government grants with advanced proceeds	$—	$12,790	$925

See notes to consolidated financial statements.

A123 Systems, Inc.

Notes to Consolidated Financial Statements

1. Nature of the Business

        A123 Systems, Inc. (the "Company") was incorporated in Delaware on October 19, 2001 and has its corporate offices in Waltham, Massachusetts. The Company designs, develops, manufactures and sells advanced rechargeable lithium-ion batteries and energy storage systems and provides research and development services to government agencies and commercial customers.

        Management Plan Note—The Company's available sources of cash primarily include cash and cash equivalents, proceeds from government grants, and available borrowings under the revolving line of credit. To fund the Company's growth and expansion plans, including anticipated future losses, purchase commitments, capital expenditures, and principal and interest payments on borrowing, the Company will need to raise additional capital in the next twelve months. The Company believes that it will be able to raise the capital necessary to implement its business plan through 2012 and into 2013 through strategic and independent investors. On January 25th, the Company raised $23.5 million from an institutional investor in a registered direct offering (see footnote 20). In addition, the Company is also taking actions to improve cash flow by reducing manufacturing costs and operating expenses, as well as by managing inventory levels based on improved forecasting of customer demand and manufacturing lead times.

        However, if the Company is unable to raise enough capital and improve operating performance, the Company's growth potential may be adversely affected and the Company will have to modify its growth plans to conserve available cash. Management believes that the available cash and cash equivalents should be sufficient to fund operations for the next twelve months.

2. Summary of Significant Accounting Polices

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

        In February 2011, the Company entered into an agreement to transfer certain of its assets held by its wholly owned Korean subsidiary to its joint venture with a quasi governmental entity in the Peoples' Republic of China. For years ended December 31, 2009 and 2010, the joint venture was consolidated as a variable-interest entity, but did not have a material impact on the Company's consolidated financial operations and did not represent a material portion of the Company's total consolidated assets. The asset transfer and subsequent deconsolidation of the joint venture resulted in a $1.2 million gain recognized in other expense, net for the year ended December 31, 2011.

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

        Revisions to Amounts Previously Presented—Certain prior period amounts have been reclassified to conform to the current period presentation. Deferred costs of $1.0 million for the year ended December 31, 2010 relating to costs of product shipments where title has passed to the customer but not all of the revenue recognition criteria have been met, have been reclassified from inventory to

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

deferred costs in the consolidated balance sheets and consolidated statements of cash flows. Additionally, customer deposits received from customers of $6.2 million for products that have not been shipped, have been reclassified from deferred revenue to other current liabilities in the consolidated balance sheets and consolidated statements of cash flows.

        Foreign Currency Translation and Remeasurement—The Company's foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. Majority of the Company's sales are denominated in U.S. dollars. During the second quarter of 2011, the Company's foreign operations in Korea changed to a U. S. dollar foreign functional currency as a result of the asset transfer and deconsolidation of its joint venture. Prior to the change in the functional currency of our foreign operations in Korea, local currency denominated assets and liabilities are translated at the period-end exchange rates, and sales, costs and expenses are translated at the average exchange rates during the period. Gains or losses resulting from foreign currency translation attributable to the Company are included as a component of accumulated other comprehensive loss in the consolidated balance sheets. For foreign operations with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are remeasured at the period-end exchange rates and related gains or losses are reflected as other expense in the consolidated statements of operations. Nonmonetary assets (e.g., inventories, and property, plant, and equipment) and related income statement accounts (e.g., cost of sales and depreciation) are remeasured at historical exchange rates. During the years ended December 31, 2009, 2010 and 2011, the Company recognized net gains (losses) on foreign exchange of $0.7 million, $(0.6) million and $0, respectively.

        Cash and Cash Equivalents—Cash equivalents include short-term, highly-liquid instruments, consisting of money market accounts and short-term investments with original maturities of less than 90 days. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

        Restricted Cash and Cash Equivalents—Cash and cash equivalent accounts with any type of restriction are classified as restricted cash and cash equivalents. If the restriction is expected to be lifted in more than twelve months or will be used for the purchase of property, plant and equipment, the restricted cash and cash equivalent account is classified as non-current. The Company maintained compensating cash balances for letters of credit as security for facility leases and contracts in the amount of $10.4 million at December 31, 2010. The letters of credit related to contracts were released as of December 31, 2011 due to the achievement of certain milestones while the compensating cash balance requirement for facility leases were released upon entering into a new credit agreement in September 2011.

        The Company classifies cash received from government grants as restricted cash when the funding is received in advance of using it for qualified expenditures. As of December 31, 2010 and 2011, $0.8 million and $0.7 million were recorded as restricted cash classified as current.

        Government Grants—The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of each individual grant as of each reporting period to ensure that the Company has reached reasonable assurance of meeting the

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. For example, if a grant has conditions where the Company must create and maintain a certain number of jobs, the Company records the grant in the period that it has evaluated and determined that the necessary number of jobs has been created and, based on the Company's forecasts, it is reasonably assured that the jobs will be maintained during the required employment period. Government grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the consolidated statements of operations over the period that the Company is required to comply with the conditions of the grants. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as reduced depreciation expense.

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

	December 31, 2009	December 31, 2010	December 31, 2011
Beginning balance	$1,486	$1,661	$1,915
Provision	13	228	868
Write-offs and adjustments	162	26	(1,693)

Ending balance	$1,661	$1,915	$1,090

        The unbilled portion of accounts receivable from certain government research and development contracts included in the accounts receivable balance was $0.8 million and $0 at December 31, 2010 and 2011, respectively. The unbilled portion of the accounts receivable are periodically invoiced based on the terms of the government research and development contract.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

        The Company had one customer at December 31, 2010 who accounted for 32% of total accounts receivable and one customer, who, together with its affiliates, accounted for 36% of total accounts receivable at December 31, 2011.

        During the year ended December 31, 2009, one customer of the Company, together with its affiliates, and a second customer represented 14% and 35% of the Company's revenue, respectively. During the year ended December 31, 2010, two customers of the Company represented 28% and 13% of the Company's revenue, respectively. During the year ended December 31, 2011, one customer of the Company, and a second customer, together with its affiliates, represented 26% and 24% of the Company's revenue, respectively.

        The U.S. government and its agencies, departments and subcontractors comprised 23%, 51% and 36% of services revenue for the years ended December 31, 2009, 2010, and 2011 , respectively.

        Inventory—Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes material costs, labor and applicable overhead. The Company reviews inventory for excess quantities and obsolescence based on its best estimates of future demand, product lifecycle and product development plans. The Company uses historical information along with future estimates to write-down obsolete and potentially obsolete inventory.

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

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Indefinite-lived intangible assets consist of trademarks and trade names the Company has acquired through business acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired. If an impairment exists, a loss is recorded to write-down the value of goodwill or indefinite-lived intangible assets to their implied fair value. As a result of the decline in revenue from the Company's Korean subsidiary the Company evaluated the trade name intangible for impairment which resulted in a $0.3 million asset impairment charge in the year ended

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

December 31, 2010 which was recorded in sales and marketing expenses in the Company's consolidated statements of operations.

        The Company performed the annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter 2011. Based on the results of the test, there was no impairment on the carrying value of goodwill and the Company did not record any material impairment charges related to indefinite-lived intangible assets.

        Intangible Assets Subject to Amortization—The Company amortizes its intangible assets with definitive lives over their estimated useful lives, which range from less than a year to 17 years, based on the same pattern as the Company expects to receive the economic benefit from these assets.

        The Company evaluated its intangible assets related to customer relationships for impairment which resulted in a $0.2 million intangible asset impairment charge for the year ended December 31, 2011. No impairment charge for intangible assets subject to amortization was recorded for the years ended December 31, 2009 or 2010.

        Impairment of Long-Lived Assets—The Company's long-lived assets include property, plant and equipment and intangible assets subject to amortization (i.e., patented technology, contractual backlog, specially-trained workforce and customer relationships). The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. Such circumstances would include, but are not limited to, material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. In evaluating an asset or asset group for recoverability, the Company estimates the future cash flow expected to result from the use of the asset or asset group and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset or asset group, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset or asset group, is recognized. The estimates used to determine whether impairment has occurred are subject to a number of management assumptions. The Company groups long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are available. The Company estimates the fair value of an asset or asset group based on market prices (i.e., the amount for which the asset could be bought by or sold to a third party), when available. When market prices are not available, the Company estimates the fair value of the asset group using the income approach, which is subject to a number of management assumptions. The income approach uses cash flow projections. Inherent in the Company's development of cash flow projections are assumptions and estimates derived from a review of the Company's operating results, approved operating budgets, expected growth rates and cost of capital. The Company also makes certain assumptions about future economic conditions, interest rates, and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods.

        Changes in assumptions or estimates could materially affect the determination of fair value of an asset or asset group, and therefore could affect the amount of potential impairment of the asset. The Company makes assumptions about the product production, service sales, cost of products and services and estimated residual value of property, plant and equipment. These assumptions are key inputs for developing the Company's cash flow projections. These projections are derived using the Company's internal operating budgets. These projections are updated annually and reviewed by the Board of

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

Directors. Historically, the Company's primary variances between its projections and actual results have been with regard to assumptions for future production, service sales, and cost of products and services. These factors are based on the Company's best knowledge at the time the Company prepares the budgets but can vary significantly due to changes in supply and demand, changes in raw material prices, and changes in other economic conditions

        During the years ended December 31, 2009 and 2010, the Company recorded impairment charges of $0.7 million and $0.4 million, respectively, related to impaired equipment at its China and Korea facilities, which were recorded in product cost of sales in the Company's consolidated statements of operations. During the year ended December 31, 2011, the Company recorded impairment charges related to impaired equipment at its China and Korea facilities of $4.2 million, of which $3.9 million was recorded in product cost of sales and $0.3 million was recorded in research, development and engineering expenses, respectively.

        Investments—The Company's investments include investments in non-publicly traded companies which are accounted for using the cost method or the equity method, depending on the level of influence the Company has over the investment. The Company evaluates investments for impairment whenever events or changes in circumstances indicate that the market value may be less than the carrying value, which if determined to be other-than-temporary, could result in an impairment loss. As of December 31, 2010, the Company had a $20.5 million of investment in Fisker Automotive, Inc. ("Fisker") accounted for under the cost method and an investment of $1.0 million accounted under the equity method. During the year ended December 31, 2011, the Company elected not to participate in Fisker's subsequent stock financing. This election not to participate resulted in the conversion of the Company's preferred shares of Fisker to common shares on a 2:1 ratio. As such, the Company performed an analysis and valuation of its investment in Fisker resulting to the recognition of an impairment charge of $11.6 million in other expense in the Company's consolidated statement of operations for the year ended December 31, 2011. As a result, as of December 31, 2011, the carrying value of the Company's investment in Fisker was $8.9 million. The Company also had an investment of $3.0 million accounted for under the equity method as of December 31, 2011. For the years ended December 31, 2010 and 2011, the Company recorded equity method losses of $1.0 million and $0.8 million, respectively, in the consolidated statement of operations.

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

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

        Information about the Company's operations in different geographic regions is presented in the tables below (in thousands):

	Year Ended December 31,
	2009	2010	2011
Geographic revenues (based on shipment destination
or services location)
United States	$48,876	$70,856	$67,014
Finland	—	—	41,264
Chile	8,505	233	15,891
China	8,391	6,875	11,589
Germany	6,023	7,933	5,866
United Kingdom	7,494	1,688	3,912
Korea	669	333	3,069
Japan	479	786	2,588
Austria	1,351	1,250	2,385
Czech Republic	3,086	1,633	—
Mexico	4,185	1,024	—
Malaysia	75	204	—
Other	1,915	4,497	5,569

	$91,049	$97,312	$159,147

	December 31, 2010	December 31, 2011
Property, plant and equipment (based on location
of asset)
United States	$72,778	$72,539
China	61,830	65,948
Korea	9,390	6,716

	$143,998	$145,203

        The Company groups its revenues into four revenue categories. Revenue for these categories is as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Transportation	$45,298	$43,673	$84,248
Electric grid	11,080	13,557	39,555
Commercial	20,141	16,596	15,277
Services	14,530	23,486	20,067

	$91,049	$97,312	$159,147

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

        Revenue Recognition—The Company earns revenue from the sale of products and delivery of services, including products and services sold under governmental contracts. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the price to the buyer is fixed or determinable, and collectability is reasonably assured. When collectability is not reasonably assured, the Company will record a receivable and defer the revenue and costs associated with the delivered product or services until cash is received from the customer.

        If a sales arrangement contains multiple elements, the Company evaluates the agreement to determine if separate units of accounting exist within the arrangement. If separate units of accounting exist within the arrangement, the Company allocates revenue to each element based on the relative selling price of each of the elements.

        The Company's multiple element arrangements typically include prototypes, production units and/or engineering and design services. Generally, provided all other revenue recognition criteria have been met, the Company recognizes revenue from prototype and production units upon shipment to the customer and revenue from engineering and design services upon the completion of milestones based on the proportional performance method. In circumstances where the Company does not have the ability to reasonably estimate either the contract costs and/or progress toward completion of the contract, revenue is recognized upon the completion of the contract. The Company's customers may generally cancel orders at any time prior to product shipment.

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

        The Company analyzes the selling prices used in the allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in the business necessitates a more timely analysis or if the Company experiences significant variances in selling prices.

  Product Revenue

        Product revenue is generally recognized upon transfer of title and risk of loss, which is typically upon shipment, unless an acceptance period exists. The Company's customary shipping terms are FOB shipping point or free carrier. In instances where customer acceptance of a product is required, revenue is either recognized (i) upon shipment when the Company is able to demonstrate that the customer specific objective criteria have been met or (ii) upon the earlier of customer acceptance or expiration of the acceptance period.

        The Company provides warranties for its products and records the estimated costs as a cost of revenue in the period the revenue is recorded. The Company's standard warranty period extends one to five years from the date of delivery, depending on the type of product purchased and its application. The warranties provide that the Company's products will be free from defects in material and workmanship and will, under normal use, conform to the specifications for the product. The standard warranties further provide that the Company will repair the product or provide replacement parts at no charge to the customer. The Company's warranty liability is based on projected product failure rates and estimated costs of fulfilling warranty claims. Projections are based on the Company's actual warranty experience and other known and expected factors. The Company monitors its warranty liability and adjusts the amounts as necessary. When the Company is unable to reasonably determine its obligation for warranty of new products, revenue from the sale of the products is deferred until expiration of the warranty period or until such time as the warranty obligation can be reasonably estimated.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

        In instances where the Company has deferred revenue due to not meeting all of the revenue recognition criteria but where title has passed to the customer, the Company also defers the associated costs of revenue until such time that it is able to recognize the revenue. Deferred costs of revenue are classified in the consolidated balance sheets as deferred costs under current assets as these are expected to be recognized as cost of revenue in the consolidated statement of operations within one year. As of December 31, 2010 and 2011, the Company had deferred cost of revenue of $1.0 million and $6.3 million, respectively.

  Services Revenue

        Revenue from services is recognized as the services are performed consistent with the performance requirements of the contract using the proportional performance method if the Company is able to reasonably estimate the contract cost and progress toward completion of the contract. Where arrangements include milestones or governmental approval that impact the fees payable to the Company, revenue is limited to those amounts whereby collectability is reasonably assured. The Company recognizes revenue earned under time and materials contracts as services are provided based upon actual costs incurred plus a contractually agreed-upon profit margin. The Company recognizes revenue from fixed-price contracts using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs if reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Estimates made are based on historical experience and deliverables identified in the contract and are indicative of the level of benefit provided to the Company's clients. Project costs are based on the direct salary and associated fringe benefits of the employees on the project plus all direct expenses incurred to complete the project including sub-contractual and equipment costs where the Company is the principal in the arrangement. Under the proportional performance method, there are no costs that are deferred and amortized over the contract term. If the Company does not have the ability to reasonably estimate contract costs or progress toward completion of the contract, the Company defers the related revenue and costs and recognizes the revenues and costs based on the completed contract method. When the completed contract method is used, the excess of accumulated costs over related billings, if any, are classified as an asset and the excess of accumulated billings over related costs, if any, are classified as a liability. The Company classifies the portion of the related asset or liability as long-term if such asset or liability is expected to be recognized beyond one year.

        Service revenue includes revenue derived from the execution of contracts awarded by the U.S. Federal government, other government agencies and commercial customers. The Company's research and development arrangements with the federal government or other government agencies typically require the Company to provide pure research, in which the Company investigates design techniques on new battery technologies. The Company's arrangements with commercial customers consist of arrangements where the Company is paid to enhance or modify an existing product or to develop a new product to meet a customer's specifications.

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

  Deferred Revenue

        The Company records deferred revenue for product sales and services revenue in several different circumstances. These circumstances include when (i) the Company has delivered products or performed services but other revenue recognition criteria have not been satisfied, (ii) payments have been received in advance of products being delivered or services being performed and (iii) all other revenue recognition criteria have been met, but the Company is not able to reasonably estimate the warranty expense. Deferred revenue includes up-front fees associated with services arrangements. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue. Deferred revenue will vary depending on the timing and amount of cash receipts from customers and can vary significantly depending on specific contractual terms.

        On November 17, 2008, the Company entered into an exclusive agreement to license certain of its technology in the field of consumer electronics devices (excluding power tools and certain other consumer products). In connection with the license agreement and modification, the Company has received and recorded as deferred revenue an up-front license, support and additional fees totaling $28.0 million. In addition, the agreement provides that the Company will be paid royalty fees on net sales of licensed products that include its technology. The Company has agreed to the terms of the license agreement that if, during a certain period following execution of the license agreement, the Company enters into an agreement with a third party that materially restricts the licensee's rights under the license agreement or fails to provide the necessary support to enable the licensee to utilize the Company's technology, then the Company may be required to refund the licensee all license and support fees paid to cover the licensee's capital and other expenses paid and/or committed by the licensee in reliance upon its rights under the license agreement. On April 29, 2011, the transfer of technology was completed, which allowed the Company to begin recognizing revenue on the license and support fee over the longer of the patent term or the expected customer relationship, which is 20 years. During the year ended December 31, 2011, the Company recognized $1.0 million of revenue related to the license and support fee. There was no revenue recognized related to the license and support fee for the years ended December 31, 2009 and 2010.

        On November 18, 2011, the Company entered into a technology license agreement to exclusively license its advance battery system technology and systems integration know-how to manufacture battery systems and modules for the transportation market in Japan for a one-time non-refundable license fee of $7.5 million. During the license term of ten years, the Company will also receive royalty payments based on a percentage of the licensee's net sales of products that use or embody the licensed technology and know-how. The Company has received and recorded the upfront license fee of $7.5 million in deferred revenue as of December 31, 2011. Revenue on the license fee will be amortized over the license term expected to commence in 2012.

  Customer Deposits

        Customer deposits received from customers related to products where title has not passed are recorded in other liabilities. The Company classifies as long-term the portion of customer deposits that

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

are expected to be recognized beyond one year. Upon transfer of title and when all of the revenue recognition criteria have been met, the Company recognizes the related revenue. If not all of the revenue recognition criteria have been met, but title to the goods has passed to the customer, the Company records the related amount in deferred revenue. As of December 31, 2010 and 2011, the Company recorded customer deposits of $6.2 million and $6.9 million in other current liabilities, respectively.

        Shipping and Handling Costs—Shipping and handling costs are classified as a component of cost of revenue. Customer payments of shipping and handling costs are recorded as product revenue.

        Research, Development and Engineering Costs—Costs incurred in the research, development and engineering of the Company's products are expensed as incurred and include salaries, third-party contractors, materials, and supplies. Research, development and engineering costs directly associated with services revenue are classified as cost of research, development and engineering services. A portion of research, development and engineering costs were offset by cost-sharing funding. For the years ended December 31, 2009, 2010 and 2011, the research and development costs that were offset by cost-sharing funding were $2.8 million, $4.9 million and $6.3 million, respectively.

        Pre-production engineering, design and development costs for products sold under long-term supply arrangements are expensed as incurred in research, development and engineering expenses in the consolidated statement of operations, unless the Company has a contractual guarantee for reimbursement from the customer. Costs that have a contractual guarantee for reimbursement are capitalized and amortized as a cost of sales over the applicable term. For the years ended December 31, 2010 and 2011, the Company expensed $2.1 million and $2.7 million, respectively, of pre-production costs related to long-term supply arrangements as research, development and engineering expense. There was no expense recorded for the year ended December 31, 2009.

        Production start-up—Production start-up expenses consist of manufacturing salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it has been qualified for production, including the cost of raw materials run through the production line during the qualification phase. During the years ended December 31, 2010 and 2011, the Company incurred production start-up expenses related to its facilities in Livonia and Romulus, Michigan. The Livonia facility began qualification for production in the third quarter of 2010 and the first production line was qualified in December 2010. Since the qualification, expenses related to the first production line in the Livonia facility are no longer included in production start-up expenses. The second production line in the Livonia facility began qualification for production in the first quarter of 2011 and was qualified in July 2011. The Romulus facility began qualification for production in the first quarter of 2011 and was qualified in October 2011. A portion of production start-up expenses was offset primarily by government grant funding. The following table presents

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

production start-up expenditures included in the Company's consolidated statements of operations (in thousands):

	Year Ended December 31,
Production start-up expenditures	2009	2010	2011
Aggregated production start-up expenditures	$1,524	$26,685	$13,810
Production start-up reimbursements	—	(5,621)	(4,589)

Production start-up expenses	$1,524	$21,064	$9,221

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

        The Company leases facilities under certain noncancelable leases. The Company has agreed under these leases to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions arising from or related to the omission, fault, act, negligence, or misconduct (whether under the lease or otherwise) of the Company or of any employee, agent, contractor, licensee, or visitor of the Company; or arising from any accident, injury, or damage whatsoever resulting to any person or property while on or about the Company's premises except to the extent arising from any omission, fault, negligence, or other misconduct of landlord or of landlord's agents, contractors, or employees.

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

        Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss consists of foreign currency translation adjustments attributable to A123 Systems, Inc. The largest portion of the cumulative translation adjustment relates to the Company's Asian operations and reflects the changes in the Chinese Renminbi ("RMB") and Korean Won exchange rates relative to the U.S. Dollar. During the second quarter of 2011, the Company's foreign operations in Asia changed to a U. S. dollar functional currency as a result of the asset transfer and deconsolidation of its joint venture.

        Fair Value of Financial Instruments—As of December 31, 2010 and 2011, except for the convertible notes outstanding as of December 31, 2011, the carrying amount of all financial instruments approximate their fair values. The carrying amount of cash, cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these items. Management believes that the Company's debt obligations, except for the convertible notes outstanding as of December 31, 2011, and the Company's capital lease obligations accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value. Investments are accounted for using the cost or equity method. The Company's outstanding convertible notes have an estimated fair value of $51.4 million as of December 31, 2011 based on available market data. As of December 31, 2011, the convertible notes had a carrying value of $140.1 million reflected in long-term debt in the Company's consolidated balance sheet, which reflects the face amount of $143.8 million, net of the unamortized discount.

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

        Items Measured at Fair Value on a Nonrecurring Basis—During the year ended December 31, 2011, long-lived assets at the Company's China and Korea facilities and a trade name intangible with an aggregate carrying value of $4.2 million and $0.2 million were written down to their net realizable

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

value, resulting in an asset impairment charge of $4.4 million. In addition, during the year ended December 31, 2011, the Company recorded an other-than-temporary impairment charge of $11.6 million related to its investment in Fisker Automotive, Inc. The investment is accounted for under the cost method and, as a result of the impairment charge, the carrying value was $8.9 million as of December 31, 2011. These adjustments were determined by comparing the estimated value of the assets (calculated using Level 3 inputs) to the asset's carrying value. There was no impairment charge on the Company's long-term investment during the year ended December 31, 2010.

        Items Measured at Fair Value on a Recurring Basis—The following tables show assets measured at fair value on a recurring basis and the input categories associated with those assets (in thousands):

		As of December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Money market funds	$174,603	$174,603	$—	$—
U.S. Treasury and government agency securities	17,333	—	17,333

		As of December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$160,944	$160,944	$—	$—

        Cash and cash equivalents include investments in money market fund investments that are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets. As of December 31, 2010, the Company held investments in U.S. Treasury and government agency securities that were classified as either cash equivalents or restricted cash equivalents and were measured at fair value based on inputs (other than quoted prices) that are observable for securities, either directly or indirectly. At December 31, 2011, there were no investments held in U.S. Treasury and government agency securities.

        Stock-Based Compensation—The Company accounts for all awards, including employee and director awards, by recognizing compensation expense based on the fair value of share-based transactions in the consolidated financial statements. The Company recognizes compensation expense over the vesting period using a ratable method (providing the minimum amount of compensation recorded is equal to the vested portion of the award, requiring a ratable method when necessary) and classifies these amounts in the consolidated statements of operations based on the department to which the related employee reports. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options, utilizing various assumptions. See Note 14 for additional details on Stock-Based Compensation.

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

        The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive (in thousands):

	December 31, 2009	December 31, 2010	December 31, 2011
Convertible debt upon conversion to common stock	—	—	19,965
Warrants to purchase common stock	45	45	45
Options to purchase common stock	10,640	10,783	11,967
Unvested restricted stock units	—	203	5,366

	10,685	11,031	37,343

        New Accounting Pronouncements—In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") No. 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ASU No. 2011-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit's fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2011-08 will be effective for the Company for goodwill impairment tests performed in the fiscal year ending December 31, 2012, with early adoption permitted. The adoption of this guidance is expected to have no impact on the Company's consolidated financial condition and results of operations.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity. All non-owner changes in shareholders' equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Also, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. With the exception of the indefinite deferral of the provisions that require entities to present, in both net income and Other Comprehensive Income, adjustments of items that are reclassified from Other Comprehensive Income to net, income, ASU No. 2011-05 will be effective for the Company for the year ending December 31, 2012. The adoption of this guidance will have no impact on the Company's consolidated financial condition and results of operations.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Polices (Continued)

        In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and will be effective for the Company for the year ending December 31, 2012. The adoption of this guidance is not expected to have any impact on the Company's consolidated financial condition and results of operations.

3. Government Grants

  Center of Energy and Excellence Grant

        In February 2009, the State of Michigan awarded the Company a $10.0 million Center of Energy and Excellence grant. Under the agreement, the State of Michigan will provide cost reimbursement for 100% of qualified expenditures based on the achievement of certain milestones by March 2012. There are no substantive conditions attached to this award that would require repayment of amounts received if such conditions were not met. The Company received $3.0 million of this grant in March 2009 and $6.0 million of this grant in July 2010, with additional payments to be made based on the achievement of certain milestones in the facility development. Through December 31, 2011, the Company has used $8.3 million of these funds, of which $7.9 million and $0.4 million was recorded as an offset to property, plant and equipment and operating expenses, respectively. For the years ended December 31, 2009, 2010 and 2011, $0.1 million, $0.3 million and $0.1 million was recorded as an offset to operating expenses in the consolidated statements of operations, respectively. As of December 31, 2010 and 2011, $0.8 million and $0.7 million of these funds are recorded in short-term restricted cash and other current liabilities on the consolidated balance sheets, respectively.

  Michigan Economic Growth Authority

        In April 2009, the Michigan Economic Growth Authority ("MEGA") offered the Company certain tax incentives, which can be used to offset the Michigan Business Tax owed in a tax year, carried forward for the number of years specified by the agreement, or be paid to the Company in cash at the time claimed to the extent the Company does not owe a tax. The terms and conditions of the High-Tech Credit were established in October 2009 and the Cell Manufacturing Credit in November 2009.

        High Tech Credit—The High-Tech Credit agreement provides the Company with a 15-year tax credit, based on qualified wages and benefits multiplied by the Michigan personal income tax rate beginning with payments made for the 2011 fiscal year. The proceeds to be received by the Company will be based on the number of jobs created, qualified wages paid and tax rates in effect over the 15 year period. The tax credit is subject to a repayment provision in the event the Company relocates a substantial portion of the jobs outside the state of Michigan on or before December 31, 2026. As of December 31, 2011, $1.0 million was recorded as an undiscounted receivable in long-term grant receivable with an offsetting balance in other long-term liabilities in the consolidated balance sheet. No receivable was recorded as of December 31, 2010. The balance will be recognized in the statements of operations over the term that the Company is required to maintain the required number of jobs in Michigan.

        Cell Manufacturing Credit—The Cell Manufacturing Credit agreement authorizes a tax credit or cash for the Company equal to 50% of capital investment expenses related to the construction of the

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Government Grants (Continued)

Company's integrated battery cell manufacturing facilities in Michigan, commencing with costs incurred from January 1, 2009, up to a maximum of $100.0 million over a four year period. The tax credit shall not exceed $25.0 million per year and can be submitted for reimbursement beginning in tax year 2012. The Company is required to create 300 jobs no later than December 31, 2016 for the tax credit to be non-refundable. The tax credit is subject to a repayment provision in the event the Company relocates 51% or more of the 300 jobs outside of the state of Michigan within three years after the last year the tax credit is received. Through December 31, 2011, the Company has incurred $200.0 million in qualified expenses related to the construction of the Livonia and Romulus facilities. When the Company has met the filing requirements for the tax year ending December 31, 2012, the Company expects to begin receiving $100.0 million in proceeds related to these expenses. As of December 31, 2010 and 2011, the Company has recorded undiscounted receivables of $75.8 million and $100.0 million, respectively, as it is reasonably assured that the Company will comply with the conditions of the tax credit and will receive the proceeds. Upon recording the receivables, the Company reduced the basis in the fixed assets acquired in accordance with the tax credit and this will be recognized in the consolidated statements of operations over the estimated useful lives of the depreciable asset as reduced depreciation expense.

  Michigan Economic Growth Authority Loan

        The State of Michigan also granted the Company a low interest forgivable loan of up to $4.0 million effective August 2009 with the objective of conducting advance vehicle technology operations to promote and enhance job creation within the State of Michigan. To receive advances under the loan, the Company is required to achieve certain key milestones related to the development of the manufacturing facility. The Company received the $4.0 million under this loan during the year ended December 31, 2011. The note will accrue interest of 1% per annum from the date of the initial advance, and the Company will have no obligation to pay any principal or interest until August 2012. If the Company creates 350 full time jobs by August 2012 and maintains the jobs in the State of Michigan for three years after the end of the loan, the entire debt will be forgiven. As it is reasonably assured that the Company will comply with the conditions of the forgivable loan, the Company reduced the basis in fixed assets acquired by the amount received and this will be recognized in the consolidated statements of operations over the estimated useful lives of the depreciable asset as reduced depreciation expense.

  Department of Energy, Labor and Economic Growth

        In December 2009, the State of Michigan awarded the Company $2.0 million to assist in funding the Company's smart grid stabilization project, the purpose of which is to develop and improve the quality of application of energy efficient technologies and to create or expand the market for such technologies. The Company received an advance of $0.9 million in December 2009 and another $0.9 million in February 2011. Through December 31, 2011, the Company incurred $1.6 million in allowable costs, which was recorded as an offset to operating expenses. During the year ended, December 31, 2011, the remaining $0.4 million in funding has been cancelled.

  U.S. Department of Energy Battery Initiative

        In December 2009, the Company entered into an agreement establishing the terms and conditions of a $249.1 million grant awarded under the U.S. Department of Energy ("DOE") Battery Initiative to

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Government Grants (Continued)

support manufacturing expansion of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE will provide cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012. The agreement also provides for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009. There are no substantive conditions attached to this award that would require repayment of amounts received if such conditions were not met. Through December 31, 2011, the Company has incurred $216.9 million in capital expenditures and $38.6 million in operating expenses, for a total of $255.5 million in qualified expenses, of which 50%, or $127.8 million, are allowable costs for reimbursement. Nearly all of the allowable costs have been reimbursed. As of December 31, 2010 and 2011, the Company recorded $2.1 million and $0.8 million, respectively, as receivables in prepaid expenses and other current assets in the consolidated balance sheets.

  Massachusetts Clean Energy Technology Center

        In October 2010, the Company entered into a forgivable loan agreement with Massachusetts Clean Energy Technology Center for $5.0 million for the purpose of funding working capital, capital expenses, and leasehold improvements for the Company's new corporate headquarters and primary research and development center in Waltham, Massachusetts and Energy Solution Group engineering and manufacturing facilities in Westborough, Massachusetts. Amounts borrowed under this agreement accrue interest of 6% from the date of the advance and mature in October 2017. The loan is collateralized by certain designated equipment and a subordinated lien on certain other assets of the Company. Pursuant to the agreement, if the Company creates 263 new jobs in Massachusetts between January 1, 2010 and December 31, 2014 and maintains at least 513 jobs in Massachusetts from January 1, 2015 to the maturity date, $2.5 million of the outstanding principal and accrued interest on the loan will be forgiven. In addition, if the Company spends, or commits to spend, at least $12.5 million in capital expenses or leasehold improvements within one year from closing the loan, $2.5 million of the outstanding principal and accrued interest on the loan will be forgiven. As of December 31, 2011, $2.5 million of the $5.0 million borrowed is recorded as an offset to property, plant and equipment in the consolidated balance sheet to reduce the basis in the fixed assets acquired under the grant as the Company complied with the conditions for the forgiveness of $2.5 million related to the capital expenditure target. The offset to property, plant and equipment will be recognized in the consolidated statements of operations over the estimated useful lives of the depreciable assets as reduced depreciation expense. As the Company is not reasonably assured that it will comply with the conditions of the grant for the forgiveness related to the creation of new jobs in Massachusetts, the remaining $2.5 million is recorded in long-term debt.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Inventory

        Inventory consists of the following (in thousands):

	December 31, 2010	December 31, 2011
Raw materials	$18,929	$44,493
Work-in-process	27,226	53,924
Finished goods	1,610	4,977

	$47,765	$103,394

        The Company's lower of cost or market provision as of December 31, 2010 and, 2011 was $2.2 million and $4.9 million, respectively. The inventory on hand as of December 31, 2011 was written down by $4.9 million to reduce specific inventory items on hand with unit costs that exceed their net realizable value. The net realizable value of inventory is calculated by taking the estimated selling price of the inventory on hand based on customer contracts and forecasted sales and subtracting the remaining costs to complete and dispose of the inventory.

5. Property, Plant and Equipment

        For government grants related to capital expenditures, the Company recognizes the reimbursement as a reduction of the basis of the asset and a reduction to depreciation expense over the useful life of the asset. Property, plant and equipment consists of the following (in thousands):

	December 31, 2010	December 31, 2011
Computer equipment and software	$11,913	$23,331
Furniture and fixtures	3,415	5,640
Automobiles	404	536
Machinery and equipment	122,187	263,754
Buildings	26,810	25,844
Leasehold improvements	34,540	90,485
Property, plant and equipment not in service	154,357	15,805

Property, plant and equipment, basis	353,626	425,395
Less reduction for costs reimbursed under government grants	164,999	223,884

Property, plant and equipment, carrying value	188,627	201,511

Less accumulated depreciation, net	44,629	56,308

Property, plant and equipment, net	$143,998	$145,203

        The Company has deposits for equipment not yet received of $11.6 million and $2.1 million at December 31, 2010 and 2011, respectively, included within deposits and other assets in the consolidated balance sheets. These deposits are reported net of contra deposit balances related to reimbursements under government grants of $1.7 million and $0.1 million at December 31, 2010 and 2011, respectively.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Property, Plant and Equipment (Continued)

        Property, plant and equipment under capital lease consists of the following (in thousands):

	December 31, 2010	December 31, 2011
Computer equipment and software, at cost	$2,758	2,910
Buildings, at cost	16,446	$16,446
Leasehold improvements, at cost	2,091	2,091
Accumulated depreciation	(1,631)	(4,199)

Property, plant and equipment under capital lease, net	$19,664	$17,248

        Net depreciation expense for the years ended December 31, 2009, 2010 and 2011, $12.3 million, $16.5 million and $25.0 million, respectively. For the years ended December 31, 2009, 2010 and 2011, the Company recorded $0 , $2.0 million and $18.3 million, respectively, as a reduction to depreciation expense related to reduced carrying value due to government grant reimbursements.

6. Goodwill and Intangible Assets

        There was no change in the carrying value of goodwill during the years ended December 31, 2010 and 2011.

        Intangible assets consist of the following (in thousands):

		December 31, 2010			December 31, 2011
Intangible Asset Class	Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Contractual backlogs	1-3	$497	$497	$—	$—	$—	$—
Customer relationships	5-17	647	428	219	451	451	—
Patented technology	4-5	2,526	2,333	193	2,526	2,526	—
Specialty-trained workforce	4	60	59	1	60	60	—

		$3,730	$3,317	$413	$3,037	$3,037	$—

        Amortization expense for intangible assets totaled $0.9 million, $0.5 million, and $0.2 million for years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2011, the Company has written down the remaining carrying value of the intangible assets.

7. Investments

  Cost Method Investments

        In January 2010, the Company entered into an agreement to purchase preferred stock of Fisker Automotive, Inc., a maker of plug-in hybrid electric vehicles in the United States ("Fisker"). The Company agreed to invest (i) cash of $13.0 million; and (ii) shares of the Company's common stock, which, when transferred to Fisker, had a fair market value of $7.5 million. As of December 31, 2010, the Company recorded an investment of $20.5 million in the consolidated balance sheets. The Company is accounting for its investment under the cost method. During the year ended December 31, 2011, the Company elected not to participate in Fisker's subsequent stock financing. This election not to participate resulted in the conversion of the Company's preferred shares of Fisker to common shares

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Investments (Continued)

on a 2:1 ratio. As such, the Company performed an analysis and valuation of its investment in Fisker resulting to the recognition of an impairment charge of $11.6 million for the year ended December 31, 2011 and an adjusted investment value of $8.9 million as of December 31, 2011.

  Equity-Method Investments

        In December 2009, the Company entered into a joint venture agreement with an automaker in China to assist the Company in growing its business and sales in China's transportation industry and created Shanghai Advanced Traction Battery Systems, Co. Ltd. (the "Joint Venture"). Under the terms of the joint venture agreement, the Company was required to invest $4.7 million into the Joint Venture over a period of approximately 15 months, in return for a 49% interest in the Joint Venture. The Company made the first capital contribution of $1.9 million to the Joint Venture in July 2010 and the second capital contribution of $1.4 million in January 2011. The Company made the final capital contribution of $1.4 million in July 2011. The Company is accounting for its investment in the Joint Venture under the equity method. As of December 31, 2010 and 2011, the carrying value of the investment is $0.9 million and $3.0 million, respectively.

        In August 2010, the Company entered into an agreement to transfer certain patents held by the Company to a privately-held company, 24M Technologies, Inc. ("24M"), in return for a 12% ownership interest in 24M. The Company is accounting for its investment in 24M under the equity method as it has determined it has significant influence over the operating and financial decisions of the third party. The Company has recorded the investment on the consolidated balance sheet at the fair value of the ownership interest received net of accumulated losses recognized under the equity method. As of December 31, 2011, the investment had a carrying value of $0.

        For the years ended December 31, 2010 and 2011, the Company recorded $1.0 million and $0.8 million in the consolidated statements of operations related to its share of losses in investments accounted for under the equity method. The Company did not record any income or loss related to its investments accounted for under the equity method in the years ended December 31, 2009.

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

        Employees of the Company's Korean subsidiary with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment with the Company based on the length of service and rate of pay at the time of termination. The annual severance benefits expense charged to operations is calculated based upon the net change in the accrued severance benefits payable at the balance sheet date. As of December 31, 2010 and 2011, the balance of the severance benefit was $1.1 million and $1.0 million, respectively, and is included in other long-term liabilities on the Company's consolidated balance sheets.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Accrued Expenses

        Accrued expenses consists of the following (in thousands):

	December 31, 2010	December 31, 2011
Capital expenditures	$30,618	$4,169
Payroll and related benefits	7,263	9,635
Legal, audit, tax and professional fees	3,138	2,079
Product warranty, current	2,988	9,275
Taxes	1,052	881
Other	3,120	5,871

Total accrued expenses	$48,179	$31,910

10. Commitments and Contingencies

        Capital Leases—The Company has entered into certain capital lease agreements for computer equipment, software, and buildings. The leases are payable in monthly installments through March 2021.

        The recorded balance of capital lease obligations as of December 31, 2010 and 2011 was $20.2 million and $19.1 million, respectively. The Company recorded interest expense in connection with its capital leases of $0.1 million, $0.5 million and $1.8 million for each of the years ended December 31, 2009, 2010 and 2011, respectively.

        Future minimum payments under capital leases at December 31, 2011, are as follows (in thousands):

Years Ending December 31,	Capital Lease Obligations
2012	$3,396
2013	2,944
2014	2,848
2015	2,840
2016	3,045
Thereafter	13,071

28,144
Less portion representing interest	9,068

Present value of future minimum payments	19,076
Less current portion	1,740

Long-term obligations	$17,336

        In May 2010, the Company entered into a long-term lease for a facility in Waltham, Massachusetts. The lease is for approximately 97,000 square feet and has an initial term of ten years, which commenced during the first quarter of 2011, with the option to extend for an additional five years. The Company's minimum payments under this lease are expected to be $25.3 million over the initial term. In addition to base rent, the Company is also responsible for its share of electricity cost and its pro rata

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

share of increases in operating expenses. The landlord provided the Company with an allowance for certain tenant improvement costs, up to $2.1 million. In connection with the Waltham lease, the Company provided the landlord a security deposit of $1.0 million in the form of an irrevocable letter of credit. The Company is accounting for this lease as a capital lease.

        In July 2010, the Company entered into a long-term lease for a facility in Westborough, Massachusetts. The lease is for approximately 67,000 square feet. The lease term is from July 2010 through January 2021, and provides for the option to extend for one additional term of five years and the option for the Company to terminate the Westborough lease in February 2016. The Company's minimum payments under this lease are expected to be $4.4 million over the initial term. In addition to the base rent, the Company is also responsible for its share of operating expenses and taxes, including, but not limited to, insurance, real estate taxes, and common area maintenance costs. In connection with the lease, the Company provided a security deposit of approximately $0.2 million to the landlord in the form of an irrevocable, unconditional, negotiable letter of credit. The landlord provided the Company with allowances totaling approximately $0.6 million for certain upgrades and repairs to be made by the Company. The Company is accounting for this lease as a capital lease. In December 2011, the Company entered into an amended agreement to increase the lease space by approximately 22,000 square feet over the original lease term. The minimum payments related to the additional lease space are expected to be $1.5 million. The incremental lease obligation for the additional lease space will be recognized in January 2012 when the lease becomes effective upon the landlord satisfying the conditions of the lease and the Company being granted the right to access the property.

        Operating Leases—The Company has non-cancelable operating lease agreements for office, research and development and manufacturing space in the United States, China, and Korea. The Company also has operating leases for certain equipment and automobiles. These lease agreements expire at various dates through 2019 and certain of them contain provisions for extension on substantially the same terms as are in effect. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term.

        Future minimum payments under operating leases consisted of the following at December 31, 2011 (in thousands):

Years Ending December 31,	Operating Leases
2012	$3,482
2013	3,292
2014	3,254
2015	3,265
2016	3,060
Thereafter	8,110

Total minimum lease payments	$24,463

        The Company incurred rent expense under all operating leases of $4.3 million, $5.0 million, and $4.6 million for the years ended December 31, 2009, 2010 and 2011, respectively.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

        Royalty Obligations—In December 2001, the Company entered into an exclusive worldwide license agreement with a university for certain technology developed by the university. As part of this agreement, the Company has agreed to pay royalties for sales of products using the licensed technology. The royalty payments include minimum guaranteed payments of $50,000 per year. In addition, as payment for this license, the Company issued 200,000 shares of the Company's common stock in December 2001. The term of the agreement shall remain in effect until the expiration of all issued patents. During the years ended December 31, 2009, 2010 and 2011, the Company paid royalties of $0.3 million, $0.4 million, and $1.0 million, respectively.

        Additionally, under the terms of the license agreement, the Company is required to reimburse the university for certain legal fees related to the maintenance of the patents. The Company paid the university $0.1 million, $0.1 million and $0.4 million for the years ended December 31, 2009, 2010 and 2011, respectively, for patent legal fees and other related expenses, all of which are included in research and development expense in the accompanying consolidated statements of operations.

        On October 31, 2011, the Company entered into a Patent Sublicense Agreement with LiFePO4+C Licensing AG as part of a settlement agreement with Hydro-Quebec and the Board of Regents of the University of Texas System, on behalf of the University of Texas at Austin. As partial consideration of the license grants by LiFePO4+C Licensing AG, the Company will be required to pay royalties to LiFePO4+C Licensing AG commencing as of January 1, 2012 based on a fixed percentage of the Company's cell revenues using licensed lithium metal phosphate materials (plus cell revenues attributed to any permitted sublicensees of the Company). The calculation of the Company's cell revenues will be based on a fixed percentage of the Company's worldwide product revenues. Such fixed percentage may be adjusted by mutual agreement if the Company's standalone cell revenues increase significantly in proportion to overall product revenues.

        Purchase Obligations—Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty. As of December 31, 2011, the total outstanding purchase obligations, inclusive of the supply agreement described below, were $66.9 million, of which $48.4 million will be settled within the next twelve months. Purchase obligations related to capital equipment purchases may be partially reimbursable under the Company's various government grants.

        In June 2010, the Company entered into a supply agreement for a raw material component which included commitments to purchase minimum product volumes for each of the years ending December 31, 2010 through December 31, 2013. If the Company's purchase volumes during any year fail to meet the minimum purchase commitments, it is required to pay the seller a variance payment for the difference between the amount actually purchased in that calendar year and the annual minimum purchase commitment for that calendar year. The Company will receive a credit for the amount of the variance payment to be applied to purchases in the following year and will have until April 1, 2015 to reclaim any variance payments resulting from the minimum purchase commitments for calendar years 2012 or 2013. This arrangement qualifies as a normal purchase and normal sales contract. For the years ended December 31, 2010 and 2011, the Company purchased $4.8 million and $8.5 million under this supply agreement, respectively. As the supplier of raw materials was not able to meet capacity requirements pursuant to the supply agreement, the Company was relieved of their

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

obligation to meet the minimum purchase commitment for the year ended December 31, 2011. The amounts of purchase commitments remaining under this contract by year are as follows (in thousands):

Purchase Commitment
2012	$18,500
2013	18,500
2014	—

Total future purchase commitments	$37,000

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

        On June 27, 2011, the parties engaged in a court ordered mediation session in New York City before the Honorable John Lifland, a retired federal judge. On October 31, 2011, the Company entered into a Settlement Agreement and related Patent Sublicense Agreement with LiFePO4+C Licensing AG and with Hydro-Quebec and the Board of Regents of the University of Texas System, on behalf of the University of Texas at Austin.

        For the year ended December 31, 2011, the Company recognized a settlement charge of $5.0 million related to this lawsuit which is recorded within general and administrative expense in the

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

consolidated statement of operations. The Company has paid $3.5 million of the settlement amount during the year ended December 31, 2011 and the remaining $1.5 million, which will be paid in two equal installments in 2013 and 2014, pursuant to the agreement, is recorded in other long-term liabilities in the consolidated balance sheet.

11. Product Warranties

        The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, costs per failure, and supplier warranties on parts delivered to the Company. In developing the warranty estimates for each product, the Company utilizes its failure rate performance for battery systems based on actual warranty experience and an assessment of customer-specific factors that could impact warranty costs. Based on the history of warranty claims, the Company has been able to identify the types of failures that have occurred, when in the product's life cycle they have occurred, and the frequency of its occurrence. Should actual product failure rates, costs per failure, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required. As of December 31, 2011, the Company recorded additional accruals related to two customer warranty field campaigns, which impacted its accruals for new and preexisting warranties. One field campaign was instituted to retrofit and upgrade battery packs in order to reduce water intrusion. The other field campaign was related to battery packs that had a potential safety issue involving the battery cooling system.

        Product warranty activity, which is recorded in accrued expenses and other long-term liabilities on the consolidated balance sheets, was as follows (in thousands):

	December 31, 2010	December 31, 2011
Product warranty liability—beginning of period	$3,341	$4,501
Accruals for new warranties issued (warranty expense)	1,924	10,629
Accruals for preexisting warranties (warranty expense)	—	6,148
Payments made (in cash or in kind)	(764)	(3,751)

Product warranty liability—end of period	4,501	17,527

Less amounts classified as current	2,988	9,275

Long-term warranty liability	$1,513	$8,252

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes

        The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2009	2010	2011
Current tax expense	$290	$875	$1,133
Deferred tax expense/(benefit)	(12)	(32)	234

	$278	$843	$1,367

        The Company's provision for income taxes consists primarily of foreign taxes.

        Reconciling items from income tax computed at the statutory federal rate were as follows:

	Year Ended December 31,
	2009	2010	2011
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefits	2.8	2.6	2.5
Permanent adjustments	(2.3)	0.3	(1.8)
Net research and development and other tax credits	1.6	0.2	0.0
Valuation allowance	(35.8)	(36.0)	(33.1)
Foreign	(1.1)	0.1	(0.3)
Other	0.5	(1.8)	(1.8)

	(0.3)%	(0.6)%	(0.5)%

        Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2010	December 31, 2011
Net operating losses	$101,872	$179,245
Accruals, reversals and stock compensation	17,304	21,422
Deferred revenue	10,688	11,872
Credit carryforwards	3,899	4,051
Depreciation and amortization	2,714	4,169

Deferred tax assets before valuation allowance	136,477	220,759
Valuation allowance	(136,243)	(220,759)

Net deferred tax assets	$234	$—

        At December 31, 2011, the Company had $497.3 million of federal net operating losses, $353.9 million of state net operating losses and $4.1 million of credit carryforwards that expire at various dates through 2031. The valuation allowance increased by $54.4 million and $84.1 million during 2010 and 2011, respectively, due to the increase in the net deferred tax assets by the same amounts (primarily due to the increased net operating losses). The net deferred tax assets are classified as other assets in the Company's consolidated balance sheet.

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

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, all tax years 2003 through 2011 remain open to examination by U.S. federal, state and local, or non-U.S. tax jurisdictions.

        As of December 31, 2011, the Company has provided a liability for $1.0 million for uncertain tax positions related to various foreign income tax matters which are classified as other long-term liabilities in the Company's consolidated balance sheets. The uncertain tax positions as of December 31, 2011 exclude interest and penalties of $0.3 million which are classified as other long-term liabilities on the Company's consolidated balance sheets. These uncertain tax positions would impact the Company's effective tax rate, if recognized. The Company does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

        A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Balance at beginning of year	$630	$631	$669
Additions/(settlements)	(43)	—	348
Fluctuation in foreign exchange rates	44	38	13

Balance at end of year	$631	$669	$1,030

        The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2009, 2010 and 2011, the Company recognized approximately $0.1 million, $0.1 million and $0.1 million in penalties and interest, respectively. The Company had approximately $0.3 million for the payment of penalties and interest included in other long-term liabilities at December 31, 2011.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Financing Arrangements

        Long-Term Debt—Long-term debt consists of the following (in thousands):

	December 31, 2010	December 31, 2011
Convertible notes	$—	$140,064
Term loan	7,069	2,069
Mass Clean Energy loan	2,534	2,691
Korean subsidiary debt
Technology funds loan	44	—
Korean government loans	335	—

Total	9,982	144,824
Less amounts classified as current	5,379	2,069

Long-term debt	$4,603	$142,755

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

        The Company recorded a debt discount to reflect the value of the underwriter's discounts and commissions. The debt discount is being amortized as interest expense over the term of the Convertible Notes. As of December 31, 2011, the unamortized discount was $3.7 million and the carrying value of the Convertible Notes, net of the unamortized discount, was $140.1 million. During the year ended December 31, 2011, the Company recognized interest expense of $4.6 million related to the Convertible Notes, of which $3.9 million and $0.7 million relate to the contractual coupon interest accrual and the amortization of the discount, respectively.

        Term Loan—The Company has an agreement with a financial institution for a term loan facility of $15.0 million. The term loan facility is repayable over a 36-month period and accrues interest at the financial institution's prime rate (which was 4.0% at December 31, 2010 and 2011) plus 0.75%. This term loan facility matures in September 2012. The term loan agreement is collateralized by substantially all assets of the Company, excluding intellectual property, property and equipment owned as of December 31, 2005 and certain equipment located in China.

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

        Mass Clean Energy Loan—The Company has a forgivable loan from the Massachusetts Clean Energy Technology Center for $5.0 million. If the Company complies with certain capital expenditure conditions, $2.5 million of the loan will be forgiven and if the Company complies with certain employment conditions an additional $2.5 million will be forgiven. As of December 31, 2010 and December 31, 2011, $2.5 million is recorded as an offset to property, plant and equipment in the consolidated balance sheets as the Company is reasonably assured that the Company will comply with the conditions for the forgiveness related to the capital expenditure condition. On October 18, 2011, an amendment to the Loan and Security Agreement was executed forgiving $2.5 million of the loan as the Company has met the capital expenditure conditions. As of December 31, 2010 and December 31, 2011, the remaining $2.5 million is recorded as long-term debt as the Company is not reasonably assured that it will comply with the employment conditions. The loan has a fixed interest rate of 6.0%, and all funds borrowed under the agreement and accrued interests are due upon maturity in October 2017 if the Company has not complied with the forgiveness conditions.

        Future principal payments, excluding unamortized discount of $3.7 million on Convertible Notes, due under the long-term debt agreements at December 31, 2011 are as follows (in thousands):

Years Ending December 31,	Long-Term Debt Obligations
2012	$2,069
2013	—
2014	—
2015	—
2016	140,064
Thereafter	2,691

Total future principal payments	144,824

Less current portion	2,069

Long-term portion	$142,755

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

a swing-line loan sub-facility in an aggregate principal amount of up to $5.0 million. Any outstanding obligations under either the letter of credit sub-facility or swing-line sub-facility deduct from the availability under the $40.0 million revolving facility. The Agreement additionally provides a discretionary incremental facility in an aggregate principal amount of not less than $10.0 million and up to $35.0 million. The funding of the incremental facility is discretionary on the part of the Lenders and will depend on market conditions and other factors. The Agreement permits the Company to enter into cash management and hedging agreements with the Lenders. The agreement restricts us from paying cash dividends.

        The facilities provided under the Agreement are to be used to refinance the Company's prior outstanding revolving loan facility with the financial institution, dated as of August 2, 2006, and for working capital and general corporate purposes. The maturity date for any revolving cash borrowings under the Agreement is September 30, 2014.

        Revolving cash borrowings under the Agreement will bear interest at (i) the Eurodollar Rate (as defined in the Agreement), plus 2.25% (if the Company's liquidity is greater than $75.0 million) or 2.75% (if the Company's liquidity is equal to or less than $75.0 million) per annum, and/or (ii) the base rate (customarily defined), plus 0.50% (if the Company's liquidity is equal to or less than $75.0 million) per annum. The interest rate at December 31, 2011 is 2.62%.

        Amounts outstanding under the Agreement (including any cash management or hedging agreements as provided in the Agreement) are secured by substantially all of the Company's existing and future assets, except intellectual property and certain other exceptions as set forth in the Agreement and related security documents.

        The Agreement contains the following financial covenants:

          (a)   The Company must maintain (i) a Consolidated Liquidity Ratio (the Company's liquidity to all outstanding obligations under the Agreement, as more specifically defined in the Agreement) of at least 2.00 to 1.00, and (ii) the Company's liquidity at $50.0 million or above; and

          (b)   The Company's Consolidated Tangible Net Worth, excluding subordinated debt, must be at least $400.0 million.

        Additionally, the Company may not create, issue, incur, assume or be liable in respect of or suffer to exist, any indebtedness, except for permitted indebtedness or create, incur, assume or suffer to exist, any lien on its property, except for permitted liens. Under the credit agreement, an event of default would occur if the Company fails to pay any obligation due or fails or neglects to perform, keep or observe any material term provision, condition, covenant or agreement within the credit agreement, and does not, or is not able to remedy the default within the allowed grace period, or a material adverse change in the Company's business occurs. Upon an event of default, the financial institution may declare all obligations immediately due and payable, it may stop advancing money or extending credit or it may apply against the obligation balances and deposits which the Company holds with the financial institution, among other remedies available to the financial institution under the terms of the credit agreement. As of December 31, 2011, the Company was in compliance with all covenants under this facility.

        The outstanding balance at December 31, 2010 and December 31, 2011 was $8.0 million and $38.1 million.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation

        During 2009, the Company's Board of Directors approved the 2009 Stock Incentive Plan (the "2009 Plan") which became effective on the closing of the Company's initial public offering ("IPO") on September 24, 2009. The 2009 Plan originally provided for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company's employees, officers, directors, and outside consultants. Up to an aggregate of 3,000,000 shares of Company's common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan. During 2010, shares of common stock reserved for issuance under the Company's 2001 Stock Incentive Plan (the "2001 Plan") that remained available for issuance immediately prior to closing of the IPO and any shares of common stock subject to awards under the 2001 Plan that expired, terminated, or were otherwise forfeited, canceled or repurchased by the Company prior to being fully exercised were added to the number of shares available under the 2009 Plan, up to the maximum of 500,000 shares. On January 1, 2010 and 2011, 5,000,000 and 3,000,000 shares, respectively, were added to the 2009 Plan in connection with the annual increase. As of December 31, 2011, the Company had 215,999 stock-based awards available for future grant under the 2009 Plan and no stock-based awards available for future grant under the 2001 Plan.

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

	Year Ended December 31,
	2009	2010	2011
Cost of sales	$1,469	$1,898	$2,422
Research, development and engineering	3,808	4,647	5,406
Sales and marketing	849	1,311	1,847
General and administrative	2,427	3,906	4,410

Total	$8,553	$11,762	$14,085

        The Company has capitalized an immaterial amount of stock-based compensation as a component of inventory.

        As of December 31, 2011 there was approximately $37.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plans, which is expected to be recognized over a weighted-average period of 3.18 years.

        Stock Options—Stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock.

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation (Continued)

        The following table summarizes stock option activity for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding—January 1, 2011	10,783	$7.64	7.41	$27,743

Granted	3,371	4.93
Exercised	(658)	3.05
Forfeited	(1,529)	9.45

Outstanding—December 31, 2011	11,967	$6.90	7.33	$1,434

Vested or expected to vest—December 31, 2011	11,382	$6.93	7.23	$1,429
Options exercisable—December 31, 2011	6,278	$6.75	5.90	$1,406

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

        The Black-Scholes model assumptions for each of the periods set forth below are as follows:

	Year Ended December 31,
	2009	2010	2011
Risk-free interest rate	2.7 - 3.2%	1.9 - 3.3%	1.3 - 3.0%
Expected life	6.25 years	6.25 years	6.25 years
Expected volatility	73%	74%	74%
Expected dividends	0%	0%	0%

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation (Continued)

        The Company derived the risk-free interest rate assumption from the U.S. Treasury's rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted average expected term of options using the simplified method. This decision was based on the lack of relevant historical data due to the Company's limited operating experience. In addition, due to the Company's limited historical data, the estimated volatility also reflects the application of the Stock Compensation Subtopic, incorporating the historical volatility of comparable companies with publicly-available share prices.

        The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2010 and 2011 was $7.24, $6.55 and $3.30 respectively. The intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 was $1.7 million, $26.1 million and $3.7 million, respectively. The Company received $0.4 million, $4.3 million and $2.0 million in cash from option exercises during the years ended December 31, 2009, 2010 and 2011.

        Restricted Stock Units—The Company's restricted stock unit awards generally vest over a four-year period and upon vesting the Company issues shares of common stock. The following table summarizes the Company's restricted stock unit award activity for the nine months ended December 31, 2011:

	Shares	Weighted Average Fair Value
	(In thousands)
Non-vested—January 1, 2011	203	$10.13
Granted	5,333	2.51
Vested	(69)	10.03
Forfeited	(101)	6.73

Non-vested—December 31, 2011	5,366	$2.62

        The fair value of restricted stock unit awards is determined based on the closing price of the Company's common stock on the NASDAQ Global Select Market on the grant date.

15. Redeemable Convertible Preferred Stock

        The following is the activity of the Company's redeemable convertible preferred stock for the year ended December 31, 2009 (in thousands):

	Redeemable Convertible Preferred Stock
	Series A		Series A-1		Series B		Series C		Series D		Series E		Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total
Balance—January 1, 2009	8,312	8,375	2,925	4,352	9,624	19,996	8,988	30,281	10,670	69,941	6,153	102,009	—	—	234,954
Sale of series F redeemable convertible preferred stock, net of issuance costs of $262	—	—	—	—	—	—	—	—	—	—	—	—	10,862	99,590	99,590
Accretion of redeemable convertible preferred stock to redemption value	—	1	—	5	—	1	—	2	—	8	—	11	—	17	45
Conversion of redeemable convertible preferred stock to common stock	(8,312)	(8,376)	(2,925)	(4,357)	(9,624)	(19,997)	(8,988)	(30,283)	(10,670)	(69,949)	(6,153)	(102,020)	(10,862)	(99,607)	(334,589)

Balance—December 31, 2009	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Redeemable Convertible Preferred Stock (Continued)

        During 2009, the Company authorized and issued 10.9 million shares of Series F at $9.20 per share, for gross proceeds of $99.9 million. The total direct costs related to the issuance of Series F were approximately $0.3 million.

        On September 29, 2009, in conjunction with the closing of the Company's IPO, all of the Company's 57,533,713 outstanding redeemable convertible preferred shares automatically converted on a one-for-one basis, except for Series E redeemable convertible preferred stock, which converted on a one-for-1.38 basis, into 59,881,160 shares of common stock. At December 31, 2009, 2010 and 2011, the Company had no redeemable convertible preferred shares outstanding.

16. Redeemable Common Stock

        Pursuant to a subscription agreement, in January and February 2008, the Company issued 693,000 and 900,000 shares of common stock to investors, respectively, at $7.22 per share, for gross proceeds of $11.5 million. The redemption right of the redeemable common stock would terminate upon an effective registration statement filed by the Company under the Securities Act of 1933 in connection with a public stock offering. The redemption rights of the redeemable common stock terminated on September 29, 2009 in connection with the IPO. At December 31, 2009, 2010 and 2011, the Company had no redeemable common stock outstanding.

17. Stockholders' (Deficit) Equity

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

        During the year ended December 31, 2010, the Company issued 479,282 shares of its common stock in conjunction with cash to the Automaker as consideration for an investment in the Automaker's preferred stock. In April 2011, the Company closed the public offering of a total of 20,184,067 shares of common stock which were sold at a price of $6.00 per share. The aggregate net proceeds from the public offering, including shares sold under the underwriters' option, was $115.2 million. Additionally, in November 2011, the Company issued 8,237,232 shares of its common stock to the IHI Corporation for a $25.0 million investment in the Company's common stock pursuant to a stock purchase agreement which closed on November 18, 2011.

18. Related Party Transactions

        Transactions with Holders of Common Stock—In November 2011, the Company entered into a technology license agreement, a product supply agreement and a stock purchase agreement with an industrial equipment manufacturer located in Japan (the "Japanese Equipment Manufacturer"). The Japanese Equipment Manufacturer agreed to make a $25.0 million equity investment in the Company's common stock under the stock purchase agreement, which closed on November 18, 2011. The Company will exclusively license, for an initial term of 10 years, its advance battery system technology and systems integration know-how to manufacture battery systems and modules for the transportation market in Japan for a one-time non-refundable license fee of $7.5 million. During the license term, the

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Related Party Transactions (Continued)

Company will also receive royalty payments based on a percentage of the Japanese Equipment Manufacturer's net sales of products that use or embody the licensed technology and know-how. The Company will be the exclusive supplier of lithium ion battery cells to the Japanese Equipment Manufacturer under a product supply agreement for the battery systems and modules that the Japanese Equipment Manufacturer produces. During the year ended December 31, 2011, the Company recorded $2.8 million of revenue related to development contracts and supply agreements preceding the November 2011 agreements. As of December 31, 2011, the balance due of $1.6 million from the Japanese Equipment Manufacturer is included within accounts receivable, net on the consolidated balance sheets. As of December 31, 2011, $7.5 million of the technology license fee is recorded in deferred revenue. Revenue on the license fee will be amortized over the license term expected to commence in 2012.

        Transactions with Joint Venture Partner's Affiliate—In December 2009, the Company entered into a joint venture (the "Joint Venture") with an automaker in China (the "Chinese Automaker") to assist the Company in growing business and sales in China's transportation industry. The Company entered into two development agreements with the Chinese Automaker. During the years ended December 31, 2009, 2010 and 2011, the Company recorded revenue related to the development and supply agreements with the Chinese Automaker of $0.1 million, $2.2 million and $0.4 million, respectively. As of December 31, 2010, $0.5 million was recorded in deferred revenue on the consolidated balance sheets related to the development and supply agreements. There was no deferred revenue as of December 31, 2011. As of December 31, 2010 and 2011, the balance due from the Chinese Automaker was $1.9 million and $0.1 million, respectively, which is included within accounts receivable, net on the consolidated balance sheets.

        Transactions with Cost-Method Investment—In January 2010, the Company entered into a supply agreement with the Automaker in which the Company also holds an investment accounted for under the cost method. The Company recognizes revenue on product shipments to the Automaker, within the consolidated statements of operations, when all revenue recognition criteria are met. During the years ended December 31, 2010 and 2011 the Company recorded $1.7 million and $41.0 million of revenue from the Automaker, respectively. No revenue from the Automaker was recorded in 2009. At December 31, 2010 and 2011, the Company has deferred $0.4 million and $3.7 million, respectively, of service and product revenue related to the supply agreement. The balance due from the Automaker as of December 31, 2010 and 2011, of $0.6 million and $3.7 million, respectively, is included within accounts receivable, net on the consolidated balance sheets.

        Transactions with Equity-Method Investment—During March 2010, the Company entered into a technology license contract to license certain patents and technology to the Company's Joint Venture for the term of the Joint Venture, which extends to April 28, 2030. In conjunction with the license agreement, the Joint Venture paid the Company the first payment of the license fee of $1.0 million in July 2010. Revenue on the license fee will be amortized over the term of the license. Revenue recognition is expected to commence upon the successful completion of training provided to employees of the Joint Venture. As of December 31, 2010 and 2011, the $1.0 million of the license fee is recorded in deferred revenue on the consolidated balance sheets. During December 2010, the Company entered into a service agreement to provide technical development, design, analysis and consultation services to the Joint Venture. Additionally, the Company entered into an agreement to provide sample battery system packs to the Joint Venture. For the years ended December 31, 2010 and 2011, the Company has

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Related Party Transactions (Continued)

recognized $0.2 million and $4.4 million of service and product revenue from the Joint Venture. The Company did not recognize any service or product revenue from the Joint Venture for the year ended December 31, 2009. At December 31, 2010 the Company deferred $0.2 million of service and product revenue related to the service agreement and initial sample shipments. There was no deferred revenue as of December 31, 2011. As of December 31, 2010 and 2011, $0.5 million and $1.5 million are included within accounts receivable, net on the consolidated balance sheets for amounts due from the Joint Venture.

19. Quarterly Information (Unaudited)

        The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share amounts):

Quarter Ended	March 31,	June 30,	September 30,	December 31,	Total
Fiscal year 2011
Revenue	$18,097	$36,353	$64,319	$40,378	$159,147
Gross loss	(15,477)	(17,531)	(19,573)	(37,467)	(90,048)
Net loss	(53,673)	(55,390)	(63,717)	(84,977)	(257,757)
Net loss attributable to A123 Systems, Inc. common stockholders	(53,646)	(55,390)	(63,717)	(84,977)	(257,730)
Net loss per share attributable to A123 Systems, Inc. common stockholders—basic and diluted	$(0.51)	$(0.44)	$(0.51)	$(0.65)	$(2.12)

Fiscal year 2010
Revenue	$24,468	$22,608	$26,218	$24,018	$97,312
Gross loss	(2,041)	(2,949)	(3,075)	(9,374)	(17,439)
Net loss	(29,102)	(34,287)	(43,735)	(45,813)	(152,937)
Net loss attributable to A123 Systems, Inc. common stockholders	(29,025)	(34,218)	(43,656)	(45,661)	(152,560)
Net loss per share attributable to A123 Systems, Inc. common stockholders—basic and diluted	$(0.28)	$(0.33)	$(0.42)	$(0.43)	$(1.46)

Fiscal year 2009
Revenue	$23,220	$19,702	$23,597	$24,530	$91,049
Gross profit (loss)	1,806	(2,575)	(1,875)	(48)	(2,692)
Net loss	(18,884)	(22,340)	(22,891)	(22,474)	(86,589)
Net loss attributable to A123 Systems, Inc. common stockholders	(18,748)	(21,930)	(22,815)	(22,331)	(85,824)
Net loss per share attributable to A123 Systems, Inc. common stockholders—basic and diluted	$(2.02)	$(2.36)	$(1.78)	$(0.20)	$(2.55)

A123 Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

20. Subsequent Events

        On January 25, 2012, the Company sold an aggregate of 12,500,000 units to an institutional investor at a negotiated price of $2.034 per unit, with each unit consisting of (i) one share of its common stock ("Common Stock") and (ii) one warrant to purchase one share of Common Stock, in a registered direct offering for gross proceeds of approximately $25.4 million. The net proceeds to the Company from the sale of the units, after deducting the placement agent's fees and other estimated offering expenses, was approximately $23.5 million.

        The warrants have an exercise price of $2.71 per share, and the warrants can be exercised beginning on the date that is six months and one day after the initial closing date and will expire 24 months after the date on which they become exercisable. In addition, during a ten trading day period approximately five months following the initial closing date of the transaction and during another ten day trading period approximately six months following the initial closing date of the transaction, the Company has the right, subject to certain conditions, to require the investors to purchase in each such period up to an additional 6,250,000 shares of Common Stock, for an aggregate of up to 12,500,000 additional shares of Common Stock. The sale price for the additional shares will be based on a fixed 10% discount to a volume weighted average price measurement at the time the Company exercises each such right. The Company cannot require the investor to purchase more than $100.0 million of additional shares.

        On March 6, 2012, the Company entered into the First Amendment to its Revolving Credit Agreement that was previously established on September 30, 2011. The amendment extends the Revolving Termination Date of the agreement to June 1, 2013.

        The amendment increases all applicable interest rates by 0.50%, such that the revolving cash borrowings under the Agreement now bear interest at (i) the Eurodollar Rate (as defined in the Agreement), plus 2.75% (if the Company's liquidity is greater than $75.0 million) or 3.25% (if the Company's liquidity is equal to or less than $75.0 million) per annum, and/or (ii) the base rate (customarily defined), plus 0.50% (if the Company's liquidity is greater than $75.0 million) or 1.00% (if the Company's liquidity is equal to or less than $75.0 million) per annum.

        The eligible inventory component of the Borrowing Base (as defined in the Agreement) formula remains capped at 30% of the entire Borrowing Base, but the previous limitation on this eligible inventory component increased from 20% of all outstanding revolving extensions of credit to the lesser of $8.0 million or 50% of all outstanding revolving extensions of credit. Also, the required Consolidated Tangible Net Worth (as defined in the Agreement) that the Company must maintain decreased from $400.0 million to $300.0 million.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures included controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our management concluded that as of December 31, 2011, that these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, discussed in further detail below.

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

        Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2011.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting at December 31, 2011, we identified the following material weakness:

        We have not designed or maintained effective internal controls over the financial statement close and reporting process. Such controls are necessary to ensure the accurate and timely preparation of financial statements in accordance with Generally Accepted Accounting Principles. The following deficiencies contribute to the material weakness:

  •
  we have had significant turnover in several key financial roles, including Chief Finance Officer and Chief Accounting Officer. The new finance team has not had sufficient time to complete the reorganization of the finance and accounting departments, train employees on their new roles and responsibilities, and design and implement all controls necessary to mitigate the risk of a material misstatement,

  •
  our design and implementation of certain controls are incomplete or overly reliant on manual reviews and we had insufficient time to determine if controls developed throughout 2011 were implemented and operating effectively,

  •
  we have not yet designed and implemented certain key information technology controls, including controls in certain manufacturing locations, access controls, and change management controls; and the departure of our Chief Information Officer further delayed the design and implementation of these controls,

  •
  we have not designed and implemented key controls to ensure the timely communications of operating issues that could have a material impact on our financial statements and disclosures,

  •
  we did not perform an adequate fraud risk assessment or design and maintain a comprehensive, enterprise-wide fraud risk management program to sufficiently mitigate our fraud risks and exposures.

        These deficiencies collectively result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis.

        Based on our assessment, and because of the material weakness described above, we have concluded that our internal control over financial reporting was not effective at December 31, 2011.

        Our independent registered public accounting firm, Deloitte & Touche, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal controls over financial reporting as of December 31, 2011, which report is included herein.

  Material Weakness Discussion and Remediation.

        Over the past several years, our business has been in transition as we are expanding our internal infrastructure to support future growth and more complex business operations. This overall growth and increase in complexity of our business and its operations has strained our control structure, including the structure that supports the effective operation of internal controls over accounting and financial reporting processes. In response to this, we have implemented a number of manual controls, analyses and other post-closing procedures designed to mitigate the risks of a material misstatement to our financial statements occurring and not being detected. However, these manual controls alone may not be sufficient to prevent and detect all potential material misstatements that could occur. As a result, our financial reporting process is more prone to misstatements occurring without being detected.

        As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011, we previously identified a material weakness related to our internal control over financial reporting. During the year ended December 31, 2011, we made extensive improvements in our internal control over our financial reporting including:

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

        Notwithstanding our remediation activities, the Company has concluded that adequate improvement has not yet been made to remediate the previously identified material weakness and has determined as of December 31, 2011 that, collectively, the control deficiencies that existed in the prior year still aggregate to the material weakness described in management's report above. Additionally, in our ongoing effort to improve our financial reporting process, we have identified other deficiencies contributing to this material weakness, which relate to design and implementation of key controls to ensure the timely communications of operating issues that could have a material impact on our financial statements and the design and implementation of an adequate fraud risk assessment and related enterprise-wide fraud risk management program.

        Overall, the steps described above have enhanced the overall effectiveness of our internal control over financial reporting. However, certain controls designed and implemented during the year to address the previously identified material weakness in the period-end financial reporting process have not been operational for a sufficient period of time to allow management to conclude that they are operating effectively. In addition, due to the overall growth in our business and increased complexity, we have not fully designed and implemented all controls at a level of precision necessary for management to conclude that a material misstatement in the financial statements would be prevented or detected on a timely basis. As such, management determined that our internal controls do not effectively mitigate the risk that a material misstatement in our financial statements could occur and not be prevented or detected.

        To address the material weakness in our internal control over financial reporting described above, we performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with GAAP. As a result of these procedures, we believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 fairly present, in all material respects, our financial position, results of operations and cash flow for the periods presented in conformity with GAAP.

        We intend to continue to take appropriate and reasonable steps to make necessary improvements tour internal control over financial reporting, including:

  •
  completing the implementation of a production planning and inventory management information systems which we plan to fully integrate into our accounting process in future periods to significantly reduce the manual processes and controls over our production and inventory processes,

  •
  more fully deploying our existing information systems to improve efficiency and effectiveness of gathering data, thereby reducing our reliance on manual processes and controls,

  •
  implementing steps to improve information flow between our finance department and other functional areas within our Company to ensure that information that could affect the financial statements is identified and appropriately considered,

  •
  hiring other resources as needed to enhance our internal control environment, and

  •
  implementing the guidance included in the AICPA's Management Antifraud Programs and Controls: Guidance to Help Prevent, Deter, and Detect Fraud.

        We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2012. As we scale our operations to support a larger and more complex business, and concurrently adapt our control environment to these changes, we plan to increase our utilization of information systems and automated controls.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
A123 Systems, Inc.
Waltham, Massachusetts

        We have audited A123 Systems, Inc.'s and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company has not designed or maintained effective internal controls over the financial statement close and reporting process. The following deficiencies contribute to the material weakness, i) the Company's had significant turnover in several key financial roles, including Chief Finance Officer and Chief Accounting Officer. The new finance team has not had sufficient time to complete the reorganization of the finance and accounting departments, train employees on their new roles and responsibilities, and design and implement all controls necessary to mitigate the risk of a material misstatement, ii) the Company's design and implementation of certain controls are incomplete or overly reliant on manual reviews and the Company had insufficient time to determine if controls developed throughout 2011 were implemented and operating effectively, iii) the Company has not yet designed and implemented certain key information technology controls, including controls in certain manufacturing locations, access controls, and change management controls; and the departure of the Company's Chief Information Officer further delayed the design and implementation of these controls, iv) the Company has not designed and implemented key controls to ensure the timely communications of operating issues that could have a material impact on its financial statements and disclosures, and v) the Company did not perform an adequate fraud risk assessment or design and maintain a comprehensive, enterprise-wide fraud risk management program to sufficiently mitigate its fraud risks and exposures. These deficiencies collectively result in a reasonable possibility that a material misstatement in the Company's interim or annual financial statements may not be prevented or detected on a timely basis. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and this report does not affect our report on such financial statements.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated March 12, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 12, 2012

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The following table sets forth information regarding our executive officers and directors, including their ages as of December 31, 2011.

Name	Age	Position
David P. Vieau	61	President, Chief Executive Officer, Director
David Prystash	50	Chief Financial Officer
Richard E. Johnson	49	Vice President, Global Controller and Principal Accounting Officer
Andrew Cole	46	Vice President of Human Resources and Organizational Development
Louis M. Golato	56	Vice President of Operations
Robert J. Johnson	45	Vice President and General Manager of Energy Solutions Group
Gilbert N. Riley, Jr.	48	Chief Technology Officer, Vice President of Research and Development, Director
Jason M. Forcier	40	Vice President, Automotive Solutions Group
Eric J. Pyenson	55	Vice President and General Counsel
Gururaj Deshpande(2)(3)	61	Director
Arthur L. Goldstein(1)(3)	76	Director
Gary E. Haroian(1)(2)	60	Director
Paul E. Jacobs(3)	49	Director
Mark M. Little	59	Director
Jeffrey P. McCarthy(1)(2)	57	Director

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

        David P. Vieau has served as our President and Chief Executive Officer and as a director since March 2002. Mr. Vieau served as a director of Avocent Corporation, an information technology infrastructure management company, from 2001 to December 2009. Mr. Vieau holds a B.S. in Mechanical Engineering from Syracuse University. We believe that Mr. Vieau's qualifications to sit on our board of directors include his 30 years of experience managing high technology and component businesses, including his ten years as our Chief Executive Officer.

        David Prystash has served as our Chief Financial Officer since May 2011. Mr. Prystash served as senior vice president and chief financial officer of NewPage Corporation, a coated paper manufacturer, from September 2008 to April 2011. Prior to that, Mr. Prystash was controller, global product development, at Ford Motor Company from January 2005 to September 2008. Mr. Prystash received a bachelor's degree in administrative and managerial science and a master's degree in industrial administration from Carnegie Mellon University.

        Richard E. Johnson has served as our Vice President, Global Controller and Principal Accounting Officer since July 2011. From February 2008 to May 2011, Mr. Johnson served as the Vice President, Finance and Corporate Controller for GT Advanced Technologies, Inc. ("GTAT"). Mr. Johnson also served as the principal accounting officer for GTAT from June 2008 to May 2011 and the Chief Accounting Officer for GTAT from March 2010 to May 2011. Prior to that, Mr. Johnson served in several senior financial positions with Ocean Spray Cranberries, Inc. since May 2002, including most recently, as the Director, Corporate Controller from August 2004 until February 2008. Mr. Johnson holds a B.S. in Accountancy from Bentley University and an MBA from Southern New Hampshire University.

        Andrew Cole served as our Vice President of Human Resources and Organizational Development from August 2008 to February 2012. From May 2008 to August 2008, Mr. Cole served as Global Seminis Human Resources Lead at the Monsanto Company, an agricultural company. From February 2007 to February 2008, Mr. Cole served as Senior Vice President for Human Resources at The Power and Cooling Division of Schneider Electric AS, or Schneider Electric, an energy management company. Prior to this role, Mr. Cole served as the Executive Vice President for Human Resources and Organizational Development at American Power Conversion Corp., or APC, an energy management company, from April 2003 until the acquisition of APC by Schneider Electric in February 2007. Mr. Cole holds a B.A. and an M.S.M from Regis University, Colorado.

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

        Gilbert N. Riley, Jr. co-founded A123 and has served as our Chief Technology Officer and Vice President of Research and as a director since October 2001. Dr. Riley holds a B.A. in Physics and Geology from Middlebury College and an M.S. and a Ph.D. in Materials Science and Engineering from Cornell University. Prior to founding A123, Dr. Riley served in a range of technical and management positions at AMSC spanning research and development, business development and program management. Dr. Riley holds 55 patents in advanced materials and energy technology. We believe that Dr. Riley's qualifications to sit on our board of directors include his experience in technology development and commercialization, including his nine years as our Chief Technology and Vice President of Research.

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

        Eric J. Pyenson has served as our Vice President and General Counsel since March 2007. From September 2001 to March 2007, Mr. Pyenson served as Vice President and General Counsel for Authoria Inc., a software company. Mr. Pyenson holds a B.A. in English from Williams College, a M.A. in International Relations from the University of Sussex, England, and a J.D. from Northeastern University School of Law. He is a member of the Massachusetts bar.

        Gururaj Deshpande has served as a director since December 2001. Since November 2009, Dr. Deshpande has served as President of Sparta Group MA LLC, a private investment entity. Dr. Deshpande has served as Chairman of the board of directors of Sycamore Networks, Inc., a telecommunications equipment manufacturer, since February 1998. Dr. Deshpande also served on the board of directors of Airvana, Inc., a provider of network infrastructure products used by wireless carriers, from May 2000 to April 2010. Dr. Deshpande co-founded Cascade Communications Corp., a provider of wide area network switches, and was a member of the board of directors of Cascade from 1990 to 1997 and was Chairman of the board of directors of Cascade from 1996 to 1997. Dr. Deshpande holds a B.S. in Electrical Engineering from the Indian Institute of Technology, an M.E. in Electrical Engineering from the University of New Brunswick and a Ph.D. in Data Communications from Queens University. We believe that Dr. Deshpande's qualifications to sit on our board of directors include his vast experience as an entrepreneur and in the various executive management positions he has held.

        Arthur L. Goldstein has served as a director since February 2008. Mr. Goldstein has served as a trustee, director and/or advisor for various for-profit and non-profit organizations. From May 1991 to May 2004, Mr. Goldstein served as the Chairman of the board of directors of Ionics, Inc., or Ionics, a water treatment and purification company. From May 1971 to June 2003, Mr. Goldstein served as the President and Chief Executive Officer of Ionics. From 1995 to 2011, Mr. Goldstein served as a director of Cabot Corporation, a chemical manufacturer. From 1995 to 2008, Mr. Goldstein served as a member of the board of directors of State Street Corporation, a financial services company. He is a member of the National Academy of Engineering and the American Academy of Arts and Sciences. Mr. Goldstein holds a B.S. in Chemical Engineering from Rensselaer Polytechnic Institute, an M.S. in Chemical Engineering from the University of Delaware and an M.B.A. from Harvard Business School. We believe that Mr. Goldstein's qualifications to sit on our board of directors include his years of executive experience in the chemical manufacturing and solutions industries.

        Gary E. Haroian has served as a director since July 2006. Since December 2002, Mr. Haroian has provided consulting and advisory services to various technology companies. Mr. Haroian also serves as a director of Aspen Technology Inc., a provider of software and services to the process industries and Network Engines, Inc., a provider of server appliance software solutions. Until 2010, Mr. Haroian also served as a director of Phase Forward Incorporated, a provider of data collection and management solutions for clinical trials and drug safety and Unica Corp, a provider of enterprise marketing management software and served as a member of the Merger and Acquisition committee for both companies prior to their acquisitions in 2010. Until 2007, Mr. Haroian also served as a director of Authorize.net, a transaction and payment processing company, and Embarcadero Technologies, Inc., a provider of data lifecycle management software. Mr. Haroian holds a B.S. in Economics and Accounting from the University of Massachusetts, Amherst. We believe that Mr. Haroian's qualifications to sit on our board of directors include his extensive advisory experience to various emerging technology companies and his financial and accounting expertise.

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

        Mark M. Little has served as a director since April 2009. Since October 2005, Dr. Little has served as Senior Vice President and Director of GE Global Research, a division of General Electric Company, a diversified technology and financial services company. From February 1997 to October 2005, Dr. Little served as Vice President of the power-generation segment of GE Energy, another division of General Electric. Dr. Little holds a B.S. in Mechanical Engineering from Tufts University, an M.S. in Mechanical Engineering from Northeastern University and a Ph.D. from in Mechanical Engineering from Rensselaer Polytechnic Institute. We believe Mr. Little's qualifications to sit on our board of directors include his management experience in the industrial research and technology industries.

        Jeffrey P. McCarthy has served as a director since December 2001. Since December 1998, Mr. McCarthy has served as a general partner of North Bridge Venture Partners, a venture capital firm. Mr. McCarthy holds a B.S. in Business Administration from Northeastern University and an M.B.A. from Bentley University. We believe Mr. McCarthy's qualifications to sit on our board of directors include his business development experience as a partner for a venture capital firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of copies of reports filed by our directors and executive officers pursuant to Section 16(a) or written representations by the persons required to file these reports, we believe that during 2011 all filing requirements of Section 16(a) were satisfied.

Item 11.    Executive Compensation.

        The information under "Compensation and Other Information Concerning Directors and Officers" from our definitive proxy statement filed with the Securities and Exchange Commission for our 2012 annual meeting of stockholders is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information under "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" from our definitive proxy statement filed with the Securities and Exchange Commission for our 2012 annual meeting of stockholders is incorporated herein by reference.

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

Item 14.    Principal Accounting Fees and Services.

        The information under "Independent Auditor Fees and Other Matters" from our definitive proxy statement filed with the Securities and Exchange Commission for our 2011 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(1) Financial Statements

        The following financial statements and supplementary data are included in Part II of Item 8 filed of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2010 and 2011
Consolidated Statements of Operations—For the years ended December 31, 2009, 2010 and 2011
Consolidated Statements of Stockholders' (Deficit) Equity—For the years ended December 31, 2009, 2010 and 2011
Consolidated Statements of Cash Flows—For the years ended December 31, 2009, 2010 and 2011
Notes to Consolidated Financial Statements

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

A123 SYSTEMS, INC.
Date: March 12, 2012	By:	/s/ DAVID P. VIEAU David P. Vieau Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. VIEAU David P. Vieau	Chief Executive Officer and Director (principal executive officer)	March 12, 2012
/s/ DAVID PRYSTASH David Prystash	Chief Financial Officer (principal financial officer)	March 12, 2012
/s/ RICHARD E. JOHNSON Richard E. Johnson	Chief Accounting Officer (principal accounting officer)	March 12, 2012
/s/ GURURAJ DESHPANDE Gururaj Deshpande	Director	March 12, 2012
/s/ ARTHUR L. GOLDSTEIN Arthur L. Goldstein	Director	March 12, 2012
/s/ GARY E. HAROIAN Gary E. Haroian	Director	March 12, 2012
/s/ PAUL E. JACOBS Paul E. Jacobs	Director	March 12, 2012
/s/ MARK M. LITTLE Mark M. Little	Director	March 12, 2012

Signature	Title	Date

/s/ JEFFREY P. MCCARTHY Jeffrey P. McCarthy	Director	March 12, 2012
/s/ GILBERT NEAL RILEY, JR. Gilbert Neal Riley, Jr.	Director	March 12, 2012

EXHIBIT INDEX

        Listed and indexed below are all Exhibits filed as part of this report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewithin
3.1	Restated Certificate of Incorporation of the Registrant, as amended September 29, 2009.	10-K	001-34463	3/11/2011	3.1
3.2	Second Amended and Restated By-laws of the Registrant.	S-1	333-152871	10/9/2008	3.4
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1	333-152871	8/9/2008	4.1
10.1	2009 Stock Incentive Plan.	S-1/A	333-152871	8/19/2009	10.5
10.2	Form of Management Incentive Stock Option Agreement under 2009 Stock Incentive Plan.	S-1/A	333-152871	8/19/2009	10.6
10.3	Form of Management Nonstatutory Stock Option Agreement under 2009 Stock Incentive Plan.	S-1/A	333-152871	8/19/2009	10.7
10.4	Lease Agreement, dated September 15, 2008, between Jijun Company and Enerland Co., Ltd.	S-1/A	333-152871	9/9/2009	10.8
10.5	Lease, dated June 1, 2004, between President and Fellows of Harvard College and the Registrant, as amended by the First Amendment to Lease, dated February 9, 2007.	S-1	333-152871	8/9/2008	10.9
10.6	Lease Agreements, dated July 30, 2007, between O'Brien Investment Partners, LLC and the Registrant.	S-1	333-152871	8/9/2008	10.10
10.7	Lease Contract, dated March 2, 2008, between Changzhou Wujin Materials Recovery Co., Ltd. and A123 Systems (China) Co., Ltd.	S-1	333-152871	8/9/2008	10.11
10.8	Lease Contract, dated December 31, 2008, between Jiangsu Dagang Co., Ltd. and A123 Systems (Zhenjiang) Co., Ltd.	S-1/A	333-152871	9/9/2009	10.12
10.9	Lease Contract of Workshop, dated March 1, 2009, between Changzhou Hi-Tech District EP2 Investment & Development Co., Ltd. and A123 Systems (China) Materials Co., Ltd.	S-1/A	333-152871	9/9/2009	10.13
10.10	Lease Agreement, dated February 13, 2009, between Hyundai J. Comm Co., Ltd. and Enerland Co., Ltd.	S-1/A	333-152871	9/9/2009	10.14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewithin
10.11	Seventh Amended and Restated Investor Rights Agreement among the Registrant, the Founders and the Purchasers, dated as of April 3, 2009.	S-1/A	333-152871	6/23/2009	10.15
10.12††	Agreement, dated May 16, 2007, between BAE Systems Controls Inc. and the Registrant.	S-1/A	333-152871	6/23/2009	10.16
10.13	Warrant to Purchase 45,000 shares of Common Stock, dated February 8, 2008, issued to Skadden, Arps, Slate, Meagher & Flom LLP by the Registrant.	S-1	333-152871	8/9/2008	10.23
10.14††	Joint Development and Supply Agreement, dated February 6, 2008, between AES Energy Storage, LLC and the Registrant, as amended March 14, 2008 and July 2, 2008.	S-1/A	333-152871	10/31/2008	10.24
10.15††	Exclusive Patent License Agreement, dated December 4, 2001, between Massachusetts Institute of Technology and the Registrant, as amended by the First Amendment, dated February 1, 2003, and the Second Amendment, dated July 25, 2008.	S-1	333-152871	8/9/2008	10.28
10.16††	Exclusive License Agreement, dated November 17, 2008, between the Registrant and The Gillette Company.	S-1/A	333-152871	11/25/2008	10.30
10.17††	Purchase Agreement, dated November 17, 2008, between the Registrant and The Gillette Company.	S-1/A	333-152871	11/25/2008	10.31
10.18††	Joint Venture Contract dated December 16, 2009 by and between SAIC Motor Co. LTD. and A123 Systems Hong Kong Limited.	8-K	001-34463	12/17/2009	10.1
10.19	MEGA Tax Credit Agreement dated as of November 20, 2009, by and between the Michigan Economic Growth Authority and the Registrant, a Delaware corporation.	8-K	001-34463	11/25/2009	10.1
10.20	Lease Agreement, dated December 4, 2009, between Welsh Romulus, LLC, BPE Exchange, LLC, and BPW Exchange, LLC and the Registrant.	10-K	001-34463	3/15/2010	10.25
10.21	Third Amendment, dated December 28, 2009, to the Lease between President and Fellows of Harvard College and the Registrant, dated June 1, 2004.	10-K	001-34463	3/15/2010	10.26

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewithin
10.22	Grant and Cooperative Agreement dated December 4, 2009 by and between the U.S. Department of Energy and the Registrant.	10-K	001-34463	3/15/2010	10.27
10.23	Lease Agreement, dated May 19, 2010, by and between Boston Properties Limited Partnership and the Registrant.	10-Q	001-34463	8/11/2010	10.1
10.24	Supply Agreement, dated June 23, 2010, by and between ConocoPhillips Specialty Products, Inc. and the Registrant.	10-Q	001-34463	8/11/2010	10.3
10.25	First Amendment to Lease, dated May 19, 2010, by and between Boston Properties Limited Partnership and the Registrant dated July 23, 2010.	10-Q	001-34463	11/10/2010	10.1
10.26	Lease Agreement, dated July 16, 2010, by and between 155 Flanders LLC and the Registrant.	10-Q	001-34463	11/10/2010	10.2
10.27	Supply Agreement, dated January 13, 2010, by and between Fisker Automotive, Inc. and the Registrant.	10-Q	001-34463	11/10/2010	10.3
10.28	Lease Agreement, dated May 12, 2009, by and between 39000 Associates LLC and the Registrant.	10-K	001-34463	3/11/2011	10.31
10.29	Credit Agreement, dated September 30, 2011, among the Registrant, the Several Lenders from time to time parties thereto, and Silicon Valley Bank.	10-Q	001-34463	11/9/11	10.34
10.30	Form of Subscription Agreement.	8-K	001-34463	1/20/12	10.1
10.31	Form of Warrant.	8-K	001-34463	1/20/12	10.2
10.32	Form of Executive Restricted Stock Unit Agreement under 2009 Stock Incentive Plan.	—	—	—	—	X
10.33	Form of Amended and Restated Executive Retention Agreement executed between the Registrant and each of David Prystash, Robert Johnson, Gilbert Neal Riley, Jr., Eric Pyenson, Louis Golato, and Jason Forcier.	—	—	—	—	X
10.34	Form of Executive Retention Agreement.	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewithin
10.35	Amended and Restated Executive Retention Agreement dated as of February 8, 2012 by and between the Registrant and David Vieau.	—	—	—	—	X
10.36†	Patent Sublicense Agreement, dated October 31, 2011, between the Registrant and LiFePO4+C Licensing SG.	—	—	—	—	X
10.37†	Technology License Agreement, dated November 3, 2011, between the Registrant and IHI Corporation.	—	—	—	—	X
10.38†	Stock Purchase Agreement, dated November 3, 2011, between the Registrant and IHI Corporation.	—	—	—	—	X
10.39	First Amendment to Lease Agreement dated, December 13, 2011, by and between Flanders 155 LLC and the Registrant.	—	—	—	—	X
21.1	Subsidiaries of the Registrant.	—	—	—	—	X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Accounting Firm.	—	—	—	—	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.	—	—	—	—	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.	—	—	—	—	X
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	—	—	—	—	X
101.INS+	XBRL Instance Document	—	—	—	—	X
101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewithin
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
101.DEF+	XBRL Taxonomy Extension Definition	—	—	—	—	X

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

††
Confidential treatment has been granted for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.

+
Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.