Form 10-K/A
period 2011-12-31
A123 SYSTEMS, INC.
filed 2012-05-10
CIK 1167178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $5.32 per share, the price at which the common equity was last sold on The NASDAQ Global Select Market on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $546,375,821.

Number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 5, 2012: 146,862,868.

Documents incorporated by reference:

Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2012 annual meeting of stockholders to be held on May 23, 2011 are incorporated by reference into Part II and Part III of this Report.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2011, which was originally filed with the Securities and Exchange  Commission (the “SEC”) on March 12, 2012. We are filing this Amendment in response to a comment letter received from the SEC (the “Comment Letter”) in connection with its review of our confidential treatment request for certain omitted portions of Exhibit 10.36 and Exhibit 10.37. We have modified Part IV Item 15, “Exhibits and Financial Statement Schedules,” in this Amendment to reflect that confidential treatment for Exhibit 10.36 and Exhibit 10.37 has been requested and re-filed Exhibit 10.36 and Exhibit 10.37 in response to the Comment Letter. We also have submitted a revised confidential treatment request in response to the Comment Letter. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.3 and 31.4, respectively, to this Amendment.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1) Financial Statements

See Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011, which was originally filed with the SEC on March 12, 2012.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The exhibits filed in connection herewith are listed on the exhibit index immediately preceding such exhibits and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A123 SYSTEMS, INC.

Date: May 9, 2012	By:	/s/ David Prystash
David Prystash
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewithin
3.1	Restated Certificate of Incorporation of the Registrant, as amended September 29, 2009.	10-K	001-34463	3/11/2011	3.1
3.2	Second Amended and Restated By-laws of the Registrant.	S-1	333-152871	10/9/2008	3.4
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1	333-152871	8/9/2008	4.1
10.1	2009 Stock Incentive Plan.	S-1/A	333-152871	8/19/2009	10.5
10.2	Form of Management Incentive Stock Option Agreement under 2009 Stock Incentive Plan.	S-1/A	333-152871	8/19/2009	10.6
10.3	Form of Management Nonstatutory Stock Option Agreement under 2009 Stock Incentive Plan.	S-1/A	333-152871	8/19/2009	10.7
10.4	Lease Agreement, dated September 15, 2008, between Jijun Company and Enerland Co., Ltd.	S-1/A	333-152871	9/9/2009	10.8
10.5	Lease, dated June 1, 2004, between President and Fellows of Harvard College and the Registrant, as amended by the First Amendment to Lease, dated February 9, 2007.	S-1	333-152871	8/9/2008	10.9
10.6	Lease Agreements, dated July 30, 2007, between O’Brien Investment Partners, LLC and the Registrant.	S-1	333-152871	8/9/2008	10.10
10.7	Lease Contract, dated March 2, 2008, between Changzhou Wujin Materials Recovery Co., Ltd. and A123 Systems (China) Co., Ltd.	S-1	333-152871	8/9/2008	10.11
10.8	Lease Contract, dated December 31, 2008, between Jiangsu Dagang Co., Ltd. and A123 Systems (Zhenjiang) Co., Ltd.	S-1/A	333-152871	9/9/2009	10.12
10.9	Lease Contract of Workshop, dated March 1, 2009, between Changzhou Hi-Tech District EP2 Investment & Development Co., Ltd. and A123 Systems (China) Materials Co., Ltd.	S-1/A	333-152871	9/9/2009	10.13
10.10	Lease Agreement, dated February 13, 2009, between Hyundai J. Comm Co., Ltd. and Enerland Co., Ltd.	S-1/A	333-152871	9/9/2009	10.14
10.11	Seventh Amended and Restated Investor Rights Agreement among the Registrant, the Founders and the Purchasers, dated as of April 3, 2009.	S-1/A	333-152871	6/23/2009	10.15

10.12††	Agreement, dated May 16, 2007, between BAE Systems Controls Inc. and the Registrant.	S-1/A	333-152871	6/23/2009	10.16
10.13	Warrant to Purchase 45,000 shares of Common Stock, dated February 8, 2008, issued to Skadden, Arps, Slate, Meagher & Flom LLP by the Registrant.	S-1	333-152871	8/9/2008	10.23
10.14††	Joint Development and Supply Agreement, dated February 6, 2008, between AES Energy Storage, LLC and the Registrant, as amended March 14, 2008 and July 2, 2008.	S-1/A	333-152871	10/31/2008	10.24
10.15††	Exclusive Patent License Agreement, dated December 4, 2001, between Massachusetts Institute of Technology and the Registrant, as amended by the First Amendment, dated February 1, 2003, and the Second Amendment, dated July 25, 2008.	S-1	333-152871	8/9/2008	10.28
10.16††	Exclusive License Agreement, dated November 17, 2008, between the Registrant and The Gillette Company.	S-1/A	333-152871	11/25/2008	10.30
10.17††	Purchase Agreement, dated November 17, 2008, between the Registrant and The Gillette Company.	S-1/A	333-152871	11/25/2008	10.31
10.18††	Joint Venture Contract dated December 16, 2009 by and between SAIC Motor Co. LTD. and A123 Systems Hong Kong Limited.	8-K	001-34463	12/17/2009	10.1
10.19	MEGA Tax Credit Agreement dated as of November 20, 2009, by and between the Michigan Economic Growth Authority and the Registrant, a Delaware corporation.	8-K	001-34463	11/25/2009	10.1
10.20	Lease Agreement, dated December 4, 2009, between Welsh Romulus, LLC, BPE Exchange, LLC, and BPW Exchange, LLC and the Registrant.	10-K	001-34463	3/15/2010	10.25
10.21	Third Amendment, dated December 28, 2009, to the Lease between President and Fellows of Harvard College and the Registrant, dated June 1, 2004.	10-K	001-34463	3/15/2010	10.26
10.22	Grant and Cooperative Agreement dated December 4, 2009 by and between the U.S. Department of Energy and the Registrant.	10-K	001-34463	3/15/2010	10.27
10.23	Lease Agreement, dated May 19, 2010, by and between Boston Properties Limited Partnership and the Registrant.	10-Q	001-34463	8/11/2010	10.1

10.24	Supply Agreement, dated June 23, 2010, by and between ConocoPhillips Specialty Products, Inc. and the Registrant.	10-Q	001-34463	8/11/2010	10.3
10.25	First Amendment to Lease, dated May 19, 2010, by and between Boston Properties Limited Partnership and the Registrant dated July 23, 2010.	10-Q	001-34463	11/10/2010	10.1
10.26	Lease Agreement, dated July 16, 2010, by and between 155 Flanders LLC and the Registrant.	10-Q	001-34463	11/10/2010	10.2
10.27	Supply Agreement, dated January 13, 2010, by and between Fisker Automotive, Inc. and the Registrant.	10-Q	001-34463	11/10/2010	10.3
10.28	Lease Agreement, dated May 12, 2009, by and between 39000 Associates LLC and the Registrant.	10-K	001-34463	3/11/2011	10.31
10.29	Credit Agreement, dated September 30, 2011, among the Registrant, the Several Lenders from time to time parties thereto, and Silicon Valley Bank.	10-Q	001-34463	11/9/11	10.34
10.30	Form of Subscription Agreement.	8-K	001-34463	1/20/12	10.1
10.31	Form of Warrant.	8-K	001-34463	1/20/12	10.2
10.32	Form of Executive Restricted Stock Unit Agreement under 2009 Stock Incentive Plan.	10-K	001-34463	3/12/12	10.32
10.33	Form of Amended and Restated Executive Retention Agreement executed between the Registrant and each of David Prystash, Robert Johnson, Gilbert Neal Riley, Jr., Eric Pyenson, Louis Golato, and Jason Forcier.	10-K	001-34463	3/12/12	10.33
10.34	Form of Executive Retention Agreement.	10-K	001-34463	3/12/12	10.34
10.35	Amended and Restated Executive Retention Agreement dated as of February 8, 2012 by and between the Registrant and David Vieau.	10-K	001-34463	3/12/12	10.35
10.36†	Patent Sublicense Agreement, dated October 31, 2011, among the Registrant, LiFePO4+C Licensing SG.	—	—	—	—	X
10.37†	Technology License Agreement, dated November 3, 2011, among the Registrant and IHI Corporation.	—	—	—	—	X
10.38†	Stock Purchase Agreement, dated November 3, 2011, among the Registrant and IHI Corporation.	10-K	001-34463	3/12/12	10.38

10.39	First Amendment to Lease Agreement dated, December 13, 2011, by and between Flanders 155 LLC and the Registrant.	10-K	001-34463	3/12/12	10.39
21.1	Subsidiaries of the Registrant.	10-K	001-34463	3/12/12	21.1
23.1	Consent of Deloitte & Touche LLP, Independent Registered Accounting Firm.	10-K	001-34463	3/12/12	23.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer, dated March 12, 2012.	10-K	001-34463	3/12/12	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer, dated March 12, 2012.	10-K	001-34463	3/12/12	31.2
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer, dated May 9, 2012.	—	—	—	—	X
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer, dated May 9, 2012.	—	—	—	—	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer, dated March 12, 2012.	10-K	001-34463	3/12/12	32.1
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer, dated March 12, 2012.	10-K	001-34463	3/12/12	32.2
101.INS+	XBRL Instance Document	10-K	001-34463	3/12/12	101.INS
101.SCH+	XBRL Taxonomy Extension Schema Document	10-K	001-34463	3/12/12	101.SCH
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-34463	3/12/12	101.CAL
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-34463	3/12/12	101.LAB
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-34463	3/12/12	101.PRE
101.DEF+	XBRL Taxonomy Extension Definition	10-K	001-34463	3/12/12	101.DEF

*                                         This certifications filed as Exhibits 32.1 and 32.2 that accompanied the original Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 12, 2012, are not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall they be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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