Form 10-Q
period 2012-03-31
A123 SYSTEMS, INC.
filed 2012-05-15
CIK 1167178

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

        As of May 11, 2012, there were 146,864,493 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

A123 Systems, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2012
INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements	1
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Comprehensive Income	3
Condensed Consolidated Statements of Stockholders' Equity	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	25
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	42
ITEM 4: Controls and Procedures	42
PART II. OTHER INFORMATION
ITEM 1: Legal Proceedings	43
ITEM 1A: Risk Factors	43
ITEM 2: Recent Sales of Unregistered Securities and Use of Proceeds	76
ITEM 6: Exhibits	76
Signatures	77
EX-10.1 First Amendment to Credit Agreement, dated March 6, 2012, by and among the Registrant, the Several Lenders from time to time parties thereto, and Silicon Valley Bank.
EX-10.2 Extension to Grant and Cooperative Agreement dated April 3, 2012, by and between the U.S. Department of Energy and the Registrant.
EX-10.3 Second Amendment to Credit Agreement, dated May 11, 2012, by and among the Registrant, the Several Lenders from time to time parties thereto, and Silicon Valley Bank.
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
EX-101.CAL—XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.LAB—XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE—XBRL Taxonomy Extension Presentation Linkbase Document
EX-101.DEF—XTRL Taxonomy Extension Definition

Part I. Financial Information

Item 1.    Financial Statements

A123 Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2011	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$186,893	$113,082
Restricted cash and cash equivalents	668	3,151
Accounts receivable, net	47,200	17,186
Inventory	103,394	99,590
Deferred cost	6,256	1,967
Prepaid expenses and other current assets	8,011	7,931

Total current assets	352,422	242,907
Property, plant and equipment, net	145,203	142,567
Goodwill	9,581	9,581
Long-term grants receivable	101,054	101,304
Deposits and other assets	5,745	5,872
Investments	11,897	11,430

Total assets	$625,902	$513,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit lines	$38,094	$—
Current portion of long-term debt	2,069	1,028
Current portion of capital lease obligations	1,740	1,646
Accounts payable	27,220	21,633
Accrued expenses	31,910	71,176
Other current liabilities	8,329	9,441
Deferred revenue	9,577	9,114
Deferred rent	181	181

Total current liabilities	119,120	114,219
Long-term debt, net of current portion	142,755	143,010
Capital lease obligations, net of current portion	17,336	16,965
Deferred revenue, net of current portion	35,303	34,777
Deferred rent, net of current portion	1,203	1,158
Warrant derivative liability	—	3,346
Other long-term liabilities	13,820	13,673

Total liabilities	329,537	327,148
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value—5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2011 and March 31, 2012	—	—
Common stock, $0.001 par value—250,000,000 shares authorized; 134,342,974 and 146,864,493 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	134	147
Additional paid-in capital	946,506	961,679
Accumulated deficit	(648,958)	(773,996)
Accumulated other comprehensive loss	(1,317)	(1,317)

Total stockholders' equity	296,365	186,513

Total liabilities and stockholders' equity	$625,902	$513,661

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2012
Revenue:
Product	$15,458	$7,300
Services	2,639	3,589

Total revenue	18,097	10,889

Cost of revenue:
Product	31,096	97,064
Services	2,478	4,643

Total cost of revenue	33,574	101,707

Gross loss	(15,477)	(90,818)

Operating expenses:
Research, development and engineering	20,359	23,581
Sales and marketing	4,082	4,420
General and administrative	9,111	11,864
Production start-up	4,621	—

Total operating expenses	38,173	39,865

Operating loss	(53,650)	(130,683)

Other income (expense):
Interest expense, net	(641)	(2,191)
Gain on foreign exchange	2	100
Gain on change in fair value of warrant derivative liability	—	8,555
Other (expense) income, net	1,026	(457)

Total other income, net	387	6,007

Loss from operations, before tax	(53,263)	(124,676)
Provision for income taxes	410	362

Net loss	(53,673)	(125,038)
Less: net loss attributable to the noncontrolling interest	27	—

Net loss attributable to A123 Systems, Inc.	$(53,646)	$(125,038)

Net loss per share attributable to A123 Systems, Inc.—basic and diluted:	$(0.51)	$(0.87)

Weighted average number of common shares outstanding—basic and diluted	105,515	143,422

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31
	2011	2012
Net loss	$(53,673)	$(125,038)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(401)	—

Comprehensive loss	(54,074)	(125,038)
Less: loss attributable to the noncontrolling interest	(27)	—

Comprehensive loss attributable to A123 Systems, Inc.	$(54,047)	$(125,038)

A123 Systems, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except per share data)

	Common Stock, $0.001 Par Value
					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interest
	Shares	Amount
BALANCE—January 1, 2011	$105,194	$105	$790,256	$(391,228)	$(935)	$398,198	$334
Stock-based compensation	—	—	3,299	—	—	3,299	—
Exercise of stock options	562	1	1,870	—	—	1,871	—
Purchase of subsidiary shares by noncontrolling interest holder	—	—	—	—	—	—	600
Deconsolidation of subsidiary	—	—	—	—	—	—	(907)
Net loss	—	—	—	(53,646)	—	(53,646)	(27)
Other comprehensive loss	—	—	—	—	(401)	(401)	—

BALANCE—March 31, 2011	105,756	$106	$795,425	$(444,874)	$(1,336)	$349,321	$—

BALANCE—January 1, 2012	134,343	$134	$946,506	$(648,958)	$(1,317)	$296,365	$—
Stock-based compensation	—	—	3,710	—	—	3,710	—
Exercise of stock options	11	—	12	—	—	12	—
Vesting of restricted stock units	11	—	—	—	—	—	—
Issuance of common stock	12,500	13	11,451	—	—	11,464	—
Net loss	—	—	—	(125,038)	—	(125,038)	—
Other comprehensive loss	—	—	—	—	—	—	—

BALANCE—March 31, 2012	146,865	$147	$961,679	$(773,996)	$(1,317)	$186,513	$—

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2011	2012
Cash flows from operating activities:
Net loss	$(53,673)	(125,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,923	6,999
Noncash rent	(52)	(45)
Noncash foreign exchange gain on intercompany loan	(354)	—
Noncash loss on equity investments	220	468
Gain on change in fair value of warrant derivative liability	—	(8,555)
Gain on asset transfer and subsequent deconsolidation of variable interest entity (VIE)	(1,255)	—
Loss on disposal of property and equipment	28	—
Amortization of debt issuance costs and noncash interest expense	437	731
Stock-based compensation	3,299	3,710
Changes in operating assets and liabilities, excluding the effect of deconsolidation of VIE:
Accounts receivable	1,328	25,160
Inventory	(14,730)	3,804
Deferred cost	(555)	4,289
Prepaid expenses and other assets	(4,720)	1,566
Accounts payable	18,744	(5,308)
Accrued expenses	(3,123)	42,130
Deferred revenue	(472)	3,866
Other liabilities	1,477	(284)

Net cash used in operating activities	(48,478)	(46,507)

Cash flows from investing activities:
Increase in restricted cash	(724)	(2,483)
Purchases of and deposits on property, plant and equipment	(42,743)	(9,976)
Proceeds from government grant	12,154	1,634
Purchase of investments	(1,891)	—

Net cash used in investing activities	(33,204)	(10,825)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	(113)	23,527
Proceeds from government grant	900	—
Proceeds from exercise of stock options	1,876	12
Principal payments on revolving credit line	—	(38,094)
Principal payments on long term debt	(1,303)	(1,042)
Payments on capital lease obligations	(301)	(882)
Contributions from noncontrolling interest	600	—

Net cash provided by (used in) financing activities	1,659	(16,479)

Effect of foreign exchange rates on cash and cash equivalents	(13)	—

Net decrease in cash and cash equivalents	(80,036)	(73,811)
Cash and cash equivalents at beginning of period	216,841	186,893

Cash and cash equivalents at end of period	$136,805	$113,082

Supplemental cash flow information—cash paid for interest	$224	$151

Noncash investing and financing activities:
Increase in accounts payable and accrued expenses for property, plant and equipment	$54,505	$6,278

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

        Management Plan Note—The Company has incurred significant net losses and negative operating cash flows since inception. At March 31, 2012, the Company had an accumulated deficit of $774.0 million, including a $125.0 million net loss incurred for the quarter ended March 31, 2012. The Company had $113.1 million in cash and cash equivalents at March 31, 2012, down from $186.9 million at December 31, 2011.

        On March 26, 2012, the Company launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at its Livonia, Michigan manufacturing facility. The cost of this field campaign is estimated at $51.6 million. In addition, the Company recorded an inventory charge of approximately $15.2 million related to inventory produced at its Michigan facilities that may be defective. As a result of this field campaign and the charge for existing prismatic cell inventory, the Company must begin to rebuild its inventory and manage its backlog for existing customer orders while simultaneously replacing the defective customer modules and packs. Therefore, the Company expects to continue to incur significant net losses and negative operating cash flows over the next several quarters.

        On May 11, 2012, the Company amended its revolving credit facility with its lead bank. This amendment eliminates the borrowing facility and provides for up to $15.0 million as security for letters of credit. All outstanding letters of credit are required to be cash collateralized at 105% of their face amount. See Note 10 for additional details.

        The above circumstances raise substantial doubt on the Company's ability to continue as a going concern. Management is taking actions to raise additional capital to fund cash requirements and evaluating other strategic alternatives. The Company is actively engaged in discussions with strategic partners for substantial investments in the Company. In addition, the Company is evaluating various options to raise cash in the capital markets. To assist the Company in these efforts, the Company has retained an outside advisor to provide financial and strategic advisory services in connection with its ongoing strategic efforts and evaluation of strategic alternatives. On May 11, 2012, the Company announced it had executed an agreement with respect to a private offering of $50.0 million aggregate principal amount of 6% Senior Unsecured Convertible Notes and Warrants to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Act"). See Note 10 for additional details.

        Management also continues to seek to reduce cash used in operating and investing activities, including by improving the Company's gross margins, reducing operating expenses, and reducing working capital. Although the Company's intent is to improve its operating efficiencies and to obtain additional financing, there is no assurance that the Company will be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow the Company to operate its business.

        The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business and do not include any adjustments to reflect

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

        Basis of Presentation—The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2012 and for the three months ended March 31, 2011 and 2012 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2012. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP for complete financial statements.

        The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of March 31, 2012 and results of its operations for the three months ended March 31, 2011 and 2012, and its cash flows for the three months ended March 31, 2011 and 2012. The interim results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

        Revisions to Amounts Previously Presented—Certain prior period amounts have been reclassified to conform to the current period presentation. Deferred costs of $0.6 million for the quarter ended March 31, 2011 related to costs of product shipments where title has passed to the customer but not all of the revenue recognition criteria have been met, have been reclassified from inventory to deferred costs in the condensed consolidated statement of cash flow. Additionally, customer deposits received from customers of $0.8 million for products that have not been shipped, have been reclassified from deferred revenue to other current liabilities in the condensed consolidated statement of cash flow. There was no impact to net cash used in operating activities for the three months ended March 31, 2011.

        Comprehensive Income—In June 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) as amended, requiring amendments to the disclosure for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011, requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to this guidance which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income either in a single continuous statement of comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance is effective for annual periods beginning after December 15, 2011. The Company adopted the amended guidance requiring presentation of comprehensive income in two consecutive financial statements for the quarter ended

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

March 31, 2012. The implementation of this guidance did not have a material impact on the Company's condensed consolidated results of operations or financial position.

        Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In February 2011, the Company entered into an agreement to transfer certain of its assets held by its wholly owned Korean subsidiary to its joint venture with a quasi governmental entity in the Peoples' Republic of China. The asset transfer and subsequent deconsolidation of the joint venture resulted in a $1.2 million gain recognized in other expense, net for the three months ended March 31, 2011. Prior to February 2011, the joint venture was consolidated as a variable-interest entity, but did not have a material impact on the Company's consolidated financial operations and did not represent a material portion of the Company's consolidated assets.

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

        Government Grants—The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of each individual grant as of each reporting period to ensure that the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. For example, if a grant has conditions where the Company must create and maintain a certain number of jobs, the Company records the grant in the period that it has evaluated and determined that the necessary number of jobs has been created and, based on the Company's forecasts, it is reasonably assured that the jobs will be maintained during the required employment period. Government grants are recognized in the condensed consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the condensed consolidated statements of operations over the period that the Company is required to comply with the conditions of the grants. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as reduced depreciation expense. For the three months ended March 31, 2011 and 2012, the Company recorded $2.7 million and $8.2 million, respectively, as a reduction to depreciation expense related to reduced carrying value of property, plant and equipment due to government grants reimbursements.

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

        The Company provides warranties for its products and records the estimated costs as a cost of revenue in the period the revenue is recorded. The Company's standard warranty period extends one to five years from the date of delivery, depending on the type of product purchased and its application. The warranties provide that the Company's products will be free from defects in material and workmanship and will, under normal use, conform to the specifications for the product. The standard warranties further provide that the Company will repair the product or provide replacement parts at no charge to the customer. The Company's warranty liability is based on the current field campaign and on projected product failure rates and estimated costs of fulfilling warranty claims. Projections are based on the Company's actual warranty experience and other known and expected factors. The Company monitors its warranty liability and adjusts the amounts as necessary. When the Company is unable to reasonably determine its obligation for warranty of new products, revenue from the sale of the products is deferred until expiration of the warranty period or until such time as the warranty obligation can be reasonably estimated.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

        In instances where the Company has deferred revenue due to not meeting all of the revenue recognition criteria but where title has passed to the customer, the Company also defers the associated costs of revenue until such time that it is able to recognize the revenue. Deferred costs of revenue are classified in the condensed consolidated balance sheets as deferred costs under current assets as these are expected to be recognized as cost of revenue in the condensed consolidated statement of operations within one year. As of December 31, 2011 and March 31, 2012, the Company had deferred cost of revenue of $6.3 million and $2.0 million, respectively.

  Services Revenue

        Revenue from services is recognized as the services are performed consistent with the performance requirements of the contract using the proportional performance method if the Company is able to reasonably estimate the contract cost and progress toward completion of the contract. If the Company does not have the ability to reasonably estimate contract costs or progress toward completion of the contract, the Company defers the related revenue and costs and recognizes the revenues and costs based on the completed performance method. When the completed performance method is used, the excess of accumulated costs over related billings, if any, are classified as an asset and the excess of accumulated billings over related costs, if any, are classified as a liability. The Company classifies the portion of the related asset or liability as long-term if such asset or liability is expected to be recognized beyond one year.

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

  Other Revenue

        Fees to license the use of the Company's proprietary and licensed technologies are recognized only after both the license period has commenced and the technology has been delivered to the customer. Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured; otherwise the Company recognizes revenue upon receipt of payment. To date, the Company has not recognized any significant royalty revenue.

        During the three months ended March 31, 2012, the Company recognized $0.5 million in license fee revenue. The Company did not recognize any license fee revenue for the three months ended March 31, 2011.

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

        Currently, the Company has two outstanding technology license agreements with its customers to license certain of its technology in the field of consumer electronic devices (excluding power tools and certain other consumer products) and in the field of manufacturing advance battery systems and modules in the transportation market. In connection with the license agreements, the licensees have paid upfront, non-refundable license fees and will pay ongoing royalties based on a percentage of the licensees' net sales of products that use or embody the licensed technology and know-how. The Company has commenced recognizing revenue on both of the upfront license fees over the longer of the license term or the expected customer relationship.

        Deferred revenue related to the license agreements were $34.5 million and $34.0 million as of December 31, 2011 and March 31, 2012, respectively.

  Customer Deposits

        Customer deposits received from customers related to products where title has not passed are recorded in other liabilities. The Company classifies as long-term the portion of customer deposits that are expected to be recognized beyond one year. Upon transfer of title and when all of the revenue recognition criteria have been met, the Company recognizes the related revenue. If not all of the revenue recognition criteria have been met, but title to the goods has passed to the customer, the Company records the related amount in deferred revenue. As of December 31, 2011 and March 31, 2012, the Company recorded customer deposits of $6.9 million and $7.1 million in other current liabilities, respectively.

        Production start-up—Production start-up expenses consist of manufacturing salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it has been qualified for production, including the cost of raw materials run through the production line during the qualification phase. During the three months ended March 31, 2011, the Company incurred production start-up expenses related to its facility in Romulus, Michigan and related to the second production line in its facility in Livonia, Michigan. By the end of 2011, the Company has completed the qualification of the Livonia and Romulus, Michigan facilities. There were no production start-up expenses during the three months ended March 31, 2012 as all of the Company's facilities completed its qualification by December 31, 2011. A portion of production start-up expenses incurred during the three months ended March 31, 2011 was offset primarily by government

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

grant funding. The following table presents production start-up expenditures included in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2011	2012
Production start-up expenditures
Aggregated production start-up expenditures	$6,997	$—
Production start-up reimbursements	(2,376)	—

Production start-up expenses	$4,621	$—

        Fair Value of Financial Instruments—Except for the convertible notes outstanding, the carrying amount of all financial instruments approximate their fair values as of December 31, 2011 and March 31, 2012. The carrying amount of cash (level 1) and cash equivalents, restricted cash (level 1) and cash equivalents approximates fair value due to the short-term nature of these items. Management believes that the Company's debt obligations (level 2), except for the convertible notes outstanding as of December 31, 2011 and March 31, 2012, accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value. The Company's outstanding convertible notes (level 2) have an estimated fair value of $51.4 million and $47.4 million as of December 31, 2011 and March 31, 2012 based on available market data. As of December 31, 2011 and March 31, 2012, the convertible notes had a carrying value of $140.1 million and $140.3 million reflected in long-term debt in the Company's condensed consolidated balance sheet, which reflects the face amount of $143.8 million, net of the unamortized discount.

        Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company's cash equivalents and warrant derivative liability.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

        Items Measured at Fair Value on a Recurring Basis—The following tables show assets measured at fair value on a recurring basis and the input categories associated with those assets (in thousands):

		As of December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Money market funds	$160,944	$160,944	$—	$—

		As of March 31, 2012
	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$100,946	$100,946	$—	$—
Liabilities:
Warrant derivative liability	$3,346	$—	$—	$3,346

        Cash and cash equivalents include investments in money market fund investments that are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets.

        The Company's warrant derivative liability represents the liability for the warrants issued to the institutional investor (Note 2). The warrant derivative liability is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The warrant liability is calculated using the Black-Scholes option pricing method. The initial fair value of the warrant derivative liability at the date of issuance in January 2012 was determined to be $11.9 million using the Black-Scholes option pricing method applying the following assumptions: (i) risk-free rate of 0.31%, (ii) remaining term of 2.5 years, (iii) no dividend yield, (iv) volatility of 79%, (v) the exercise price of $2.71, and (vi) the stock price on the date of measurement. As of March 31, 2012, the fair value of the warrant derivative liability was determined to be $3.3 million using the Black-Scholes option pricing method applying the following assumptions: (i) risk-free rate of 0.33%, (ii) remaining term of 2.3 years, (iii) no dividend yield, (iv) volatility of 81%, (v) the exercise price of $2.71, and (vi) the stock price on the date of measurement. A 10% change in volatility would impact the fair value of the warrant as of March 31, 2012 by $0.8 million.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

        The following table provides a roll forward of the fair value of the liability, where fair value is determined by Level 3 inputs (in thousands):

Three Months Ended March 31, 2012
Balance at January 1, 2012	$—
Warrants issued January 25, 2012	11,901
Change in fair value (gain)	(8,555)

Balance at March 31, 2012	$3,346

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

        The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive (in thousands):

	March 31,
	2011	2012
Convertible debt upon conversion to common stock	—	19,965
Warrants to purchase common stock	45	12,545
Options to purchase common stock	10,258	12,251
Unvested restricted stock units	183	6,839

	10,486	51,600

2. Private Equity Placement

        On January 25, 2012, the Company sold an aggregate of 12,500,000 units to an institutional investor at a negotiated price of $2.034 per unit, with each unit consisting of (i) one share of its common stock ("Common Stock") and (ii) one warrant to purchase one share of Common Stock, in a registered direct offering for gross proceeds of approximately $25.4 million. The net proceeds to the Company from the sale of the units, after deducting the placement agent's fees and other estimated offering expenses, was approximately $23.5 million. The warrants have an exercise price of $2.71 per share, and the warrants can be exercised beginning on July 26, 2012 and will expire on July 28, 2014. The warrants have been accounted for as a liability. The fair value of the warrants on the date of issuance was $11.9 million. See Note 1, Fair Value of Financial Instruments. The remaining net proceeds were allocated to common stock. In addition, at any time during both the ten trading days beginning on June 18, 2012 and the ten trading days beginning on July 23, 2012, the Company has the right, subject to certain conditions (including the Company having an arithmetic average of the daily volume weighted average common stock price of greater than $1.00 during the 30 trading days prior to each additional sale option period), to require the investors to purchase in each such period up to an

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Private Equity Placement (Continued)

additional 6,250,000 shares of Common Stock, for an aggregate of up to 12,500,000 additional shares of Common Stock. The sale price for the additional shares will be based on a fixed 10% discount to a volume weighted average price measurement at the time the Company exercises each such right.

3. Government Grants

  Center of Energy and Excellence Grant

        In February 2009, the State of Michigan awarded the Company a $10.0 million Center of Energy and Excellence grant. Under the agreement, the State of Michigan will provide cost reimbursement for 100% of qualified expenditures based on the achievement of certain milestones by March 2012. There are no substantive conditions attached to this award that would require repayment of amounts received if such conditions were not met. The Company received $3.0 million of this grant in March 2009 and $6.0 million of this grant in July 2010, with additional payments to be made based on the achievement of certain milestones in the facility development. Through March 31, 2012, the Company has used $8.6 million of these funds, of which $7.9 million and $0.7 million was recorded as an offset to property, plant and equipment and operating expenses, respectively. For the three months ended March 31, 2011 and 2012, $0.1 million and $0.3 million was recorded as an offset to operating expenses in the condensed consolidated statements of operations, respectively. As of December 31, 2011 and March 31, 2012, $0.7 million and $0.4 million of these funds are recorded in short-term restricted cash and other current liabilities on the condensed consolidated balance sheets, respectively.

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

        High Tech Credit—The High-Tech Credit agreement provides the Company with a 15-year tax credit, based on qualified wages and benefits multiplied by the Michigan personal income tax rate beginning with payments made for the 2011 fiscal year. The tax credit has an estimated value of up to $25.3 million, depending on the number of jobs created in Michigan. The proceeds to be received by the Company will be based on the number of jobs created, qualified wages paid and tax rates in effect over the 15 year period. The tax credit is subject to a repayment provision in the event the Company relocates a substantial portion of the jobs outside the state of Michigan on or before December 31, 2026. As of December 31, 2011 and March 31, 2012, the Company recorded undiscounted long-term receivables of $1.0 million and $1.3 million, respectively, with an offsetting balance in other long-term liabilities in the condensed consolidated balance sheet as it is reasonably assured that the Company will comply with the conditions of the tax credit and will receive the proceeds. The balance will be recognized in the condensed consolidated statements of operations over the term that the Company is required to maintain the required number of jobs in Michigan.

        Cell Manufacturing Credit—The Cell Manufacturing Credit agreement authorizes a tax credit or cash for the Company equal to 50% of capital investment expenses related to the construction of the Company's integrated battery cell manufacturing facilities in Michigan, commencing with costs incurred

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

3. Government Grants (Continued)

from January 1, 2009, up to a maximum of $100.0 million over a four year period. The tax credit shall not exceed $25.0 million per year and can be submitted for reimbursement beginning in tax year 2012. The Company is required to create 300 jobs no later than December 31, 2016 for the tax credit to be non-refundable. The tax credit is subject to a repayment provision in the event the Company relocates 51% or more of the 300 jobs outside of the state of Michigan within three years after the last year the tax credit is received. Through March 31, 2012, the Company has incurred $200.0 million in qualified expenses related to the construction of the Livonia and Romulus facilities. When the Company has met the filing requirements for the tax year ending December 31, 2012, the Company expects to begin receiving $100.0 million in proceeds related to these expenses. As of December 31, 2011 and March 31, 2012, the Company has recorded undiscounted receivables of $100.0 million, as it is reasonably assured that the Company will comply with the conditions of the tax credit and will receive the proceeds. Upon recording the receivables, the Company reduced the basis in the fixed assets acquired in accordance with the tax credit and this will be recognized in the condensed consolidated statements of operations over their estimated useful lives of the depreciable asset as reduced depreciation expense.

  U.S. Department of Energy Battery Initiative

        In December 2009, the Company entered into an agreement establishing the terms and conditions of a $249.1 million grant awarded under the U.S. Department of Energy ("DOE") Battery Initiative to support manufacturing expansion of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE will provide cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012. The agreement also provides for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009. There are no substantive conditions attached to this award that would require repayment of amounts received if such conditions were not met. In April 2012, the term of the award was extended by two years through December 2, 2014. Through March 31, 2012, the Company has incurred $258.8 million in qualified expenses, of which 50%, or $129.4 million, are allowable costs for reimbursement, nearly all of which have been reimbursed. For the three months ended March 31, 2011, the Company incurred allowable costs of $11.6 million, of which $7.7 million and $3.9 million was recorded as an offset to property, plant and equipment and operating expenses, respectively. For the three months ended March 31, 2012, the Company incurred allowable costs of $1.6 million, of which $1.4 million and $0.2 million was recorded as an offset to property, plant and equipment and operating expenses, respectively. As of December 31, 2011 and March 31, 2012, the Company recorded $0.8 million and $0.7 million, respectively, as receivables in prepaid expenses and other current assets in the condensed consolidated balance sheets.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

4. Inventory

        Inventory consists of the following (in thousands):

	December 31, 2011	March 31, 2012
Raw materials	$44,493	$53,419
Work-in-process	53,924	45,646
Finished goods	4,977	525

	$103,394	$99,590

        The Company's lower of cost or market provision as of December 31, 2011 and March 31, 2012 was $4.9 million and $5.7 million, respectively. The inventory on hand as of March 31, 2012 was written down by $5.7 million to reduce specific inventory items on hand with unit costs that exceed their net realizable value. The net realizable value of inventory is calculated by taking the estimated selling price of the inventory on hand based on customer contracts and forecasted sales and subtracting the remaining costs to complete and dispose of the inventory. As a result of the field campaign launched during the three months ended March 31, 2012 related to defective prismatic cells produced at the Livonia, Michigan manufacturing facility, the Company wrote down $15.2 million in inventory that was impacted by the defective prismatic cells. See Note 1 for additional details.

5. Investments

Cost-Method Investments

        In January 2010, the Company entered into an agreement to purchase preferred stock of Fisker Automotive, Inc., a maker of plug-in hybrid electric vehicles in the United States ("Fisker"). The Company agreed to invest (i) cash of $13.0 million; and (ii) shares of the Company's common stock, which, when transferred to Fisker, had a fair market value of $7.5 million. The Company is accounting for its investment under the cost method. In December 2011, the Company elected not to participate in Fisker's subsequent stock financing. This election not to participate resulted in the conversion of the Company's preferred shares of Fisker to common shares on a 2:1 ratio. As such, the Company performed an analysis and valuation of its investment in Fisker resulting to an adjusted investment value of $8.9 million as of December 31, 2011.

        During the three months ended March 31, 2012, there have been no changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Equity-Method Investments

        In December 2009, the Company entered into a joint venture agreement with SAIC Motor Co. Ltd. ("SAIC"), an automaker in China, to assist the Company in growing its business and sales in China's transportation industry and created Shanghai Advanced Traction Battery Systems, Co. Ltd. (the "Joint Venture"). Under the terms of the joint venture agreement, the Company was required to invest $4.7 million into the Joint Venture over a period of approximately 15 months, in return for a 49% interest in the Joint Venture. The Company made the first capital contribution of $1.9 million to the Joint Venture in July 2010 and the second capital contribution of $1.4 million in January 2011. The Company made the final capital contribution of $1.4 million in July 2011. The Company is accounting for its investment under the equity method.

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

        For the three months ended March 31, 2011 and March 31, 2012, the Company recorded a loss of $0.2 million and $0.5 million, respectively, in the condensed consolidated statements of operations related to its share of losses in investments accounted for under the equity method.

6. Commitments and Contingencies

        Litigation—On April 2, 2012, a complaint was filed in the United States District Court for the District of Massachusetts by Scott Heiss, purportedly acting individually and on behalf of other similarly situated persons, against the company and its CEO, David Vieau, its CFO, David Prystash, and its former Interim CFO, John Granara. The complaint followed the company's disclosure in March 2012 of potentially defective prismatic cells used in battery packs and a replacement program for such cells. The complaint attempts to allege that certain of the Company's disclosures were inaccurate because the potentially defective cells and their replacement were not disclosed earlier. The complaint asserts a claim under Section 10(b) of the Securities Exchange Act of 1934 against the Company and claims under Sections 10(b) and 20(a) of that statute against the individuals. It asserts a purported class period from February 28, 2011 through March 23, 2012.

        On April 12, 2012, a similar complaint was filed in the United States District Court for the District of Massachusetts by Terry Leon Fike, purportedly acting individually and on behalf of other similarly situated persons, against the same defendants. The complaint makes similar allegations and also asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and a purported class period from February 28, 2011 through March 23, 2012.

        The Company intends to defend the litigation vigorously. Currently, the Company is unable to determine the outcome of this case and the effect, if any, it may have on its financial position or results of operations. The outcome of this matter is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of this matter.

        Royalty Obligations—On October 31, 2011, the Company entered into a Patent Sublicense Agreement with LiFePO4+C Licensing AG as part of a settlement agreement with Hydro-Quebec and the Board of Regents of the University of Texas System, on behalf of the University of Texas at Austin. As partial consideration for the license grants by LiFePO4+C Licensing AG, the Company will be required to pay royalties to LiFePO4+C Licensing AG on a quarterly basis commencing as of January 1, 2012, based on a percentage of the Company's net sales of cells, electrode systems, and/or complex systems (plus such net sales attributed to any permitted sublicensees of the Company) during such quarterly period. The Company is required to pay royalties on a sliding scale, with a maximum possible royalty rate of 2% of net sales (based on a defined percentage of the Company's product sales revenue) through the agreement's term, and based on the fiscal year in which the royalties are calculated and the accrual of total royalty in that fiscal year. Such defined percentage may also be adjusted by mutual agreement if the Company's standalone cell or electrode system revenues increase

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

significantly in proportion to overall product revenues. During the three months ended March 31, 2012, royalty payments related to this agreement were insignificant.

        Restructuring—In February 2012, as part of the Company's continuing efforts to reduce expenses and strengthen its operations, the Company decided to close down its facility in Korea while relocating a portion of its new product development and advanced manufacturing engineering teams to other facilities. The Company's need to align its manufacturing capacity with near-term customer demand and the need to reduce operating expenses are the key factors that drove the decision to restructure. The Company expects to complete the shutdown of its Korean facility in the second half of 2012. As of March 31, 2012, included within accrued expenses is a reserve for termination benefits of $1.9 million for the Company's Korean employees of which $1.1 million relates to severance benefits from statutory requirements previously accrued in accordance with Accounting Standards Codification ("ASC") Topic 712, Compensation—Nonretirement Postemployment Benefits. During the three months ended March 31, 2012, the Company recorded additional discretionary termination benefits of $0.8 million related to the closure of the facility. Facility closure and other costs are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, and are recorded when the liability is incurred. There were no significant closure costs paid during the three months ended March 31, 2012.

        Retention agreements—In February 2012, the Company entered into employment agreements with approximately 40 employees. The agreements provide for severance payments ranging from 6 months to 24 months of salary in connection with a change in control and subsequent termination of employment. Certain of the agreements also provide for the above benefits if the employees' employment is terminated without cause prior to a change in control. Certain of the agreements also provide for acceleration of vesting of stock options and restricted stock units in the event of a change in control.

7. Product Warranties

        The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, costs per failure, and supplier warranties on parts delivered to the Company. In developing the warranty estimates for each product, the Company utilizes its failure rate performance for battery systems based on actual warranty experience and an assessment of customer-specific factors that could impact warranty costs. Based on the history of warranty claims, the Company has been able to identify the types of failures that have occurred, when in the product's life cycle they have occurred, and the frequency of its occurrence. Should actual product failure rates, costs per failure, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required. As of March 31, 2012, the Company recorded an additional charge of $51.6 million, of which $6.6 million represented the write-off of deferred costs associated with deferred revenue, related to the Company's launch of a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at its Livonia, Michigan manufacturing facility. See Note 1 for additional details.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

7. Product Warranties (Continued)

        Product warranty activity, which is recorded in accrued expenses and other long-term liabilities on the condensed consolidated balance sheets, was as follows (in thousands):

March 31, 2012
Product warranty liability at January 1, 2012	$17,527
Accruals for new warranties issued (warranty expense)	81
Accruals for preexisting warranties (warranty expense net of deferral)	45,025
Payments made (in cash or in kind)	(1,684)

Product warranty liability at March 31, 2012	60,949

Less amounts classified as current	52,611

Long-term warranty liability	$8,338

8. Financing Arrangements

        Long-Term Debt—Long-term debt consists of the following (in thousands):

	December 31, 2011	March 31, 2012
Convertible notes	$140,064	$140,279
Term loan	2,069	1,028
Mass Clean Energy loan	2,691	2,731

Total	144,824	144,038
Less amounts classified as current	2,069	1,028

Long-term debt	$142,755	$143,010

        Convertible Notes—If the Company undergoes a fundamental change (as defined in the prospectus supplement relating to the Convertible Notes), the holders of the Convertible Notes have the option to require the Company to repurchase all or any portion of their Convertible Notes. The Company may not redeem the convertible notes prior to the maturity date.

        The Company recorded a debt discount to reflect the value of the underwriter's discounts and commissions. The debt discount is being amortized as interest expense over the term of the Convertible Notes. As of March 31, 2012, the unamortized discount was $3.5 million and the carrying value of the Convertible Notes, net of the unamortized discount, was $140.3 million. During the three months ended March 31, 2012, the Company recognized interest expense of $1.6 million related to the Convertible Notes, of which $1.4 million and $0.2 million relate to the contractual coupon interest accrual and the amortization of the discount, respectively.

        Revolving Credit Facilities—On September 30, 2011, the Company entered into a Credit Agreement, providing it with a revolving loan facility in an aggregate principal amount of up to the lesser of (i) $40.0 million or (ii) a Borrowing Base (as defined in the credit agreement) established at 80% of certain eligible accounts, 15% of certain eligible foreign accounts and 30% of certain eligible inventory, as more specifically described in the agreement. The agreement also provides a letter of credit sub-facility in an aggregate principal amount of up to $10.0 million and a swing-line loan

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

8. Financing Arrangements (Continued)

sub-facility in an aggregate principal amount of up to $5.0 million. Any outstanding obligations under either the letter of credit sub-facility or swing-line sub-facility deduct from the availability under the $40.0 million revolving facility. The credit agreement additionally provides a discretionary incremental facility in an aggregate principal amount of not less than $10.0 million and up to $35.0 million. The funding of the incremental facility is discretionary on the part of the lenders and will depend on market conditions and other factors. The credit agreement permits the Company to enter into cash management and hedging agreements with the lenders.

        On March 6, 2012, the Company entered into the First Amendment to its Revolving Credit Agreement. The amendment extends the Revolving Termination Date of the agreement to June 1, 2013. On May 11, 2012, the Company entered into a subsequent amendment. See Note 10 for additional details.

        The outstanding balance at December 31, 2011 was $38.1 million. As of March 31, 2012, there was no balance outstanding and there was no amount available for borrowing under the facility.

        Amounts outstanding under the agreement (including any cash management or hedging agreements as provided in the agreement) are secured by substantially all of the Company's existing and future assets, except intellectual property and certain other exceptions as set forth in the Agreement and related security documents.

        Additionally, the Company may not create, issue, incur, assume or be liable in respect of or suffer to exist, any indebtedness, except for permitted indebtedness or create, incur, assume or suffer to exist, any lien on its property, except for permitted liens. Under the credit agreement, an event of default would occur if the Company fails to pay any obligation due or fail or neglect to perform, keep or observe any material term provision, condition, covenant or agreement within the credit agreement, and do not, or are not able to remedy the default within the allowed grace period, or a material adverse change in our business occurs. Upon an event of default, the financial institution may declare all obligations immediately due and payable, it may stop advancing money or extending credit or it may apply against the obligation balances and deposits which the Company holds with the financial institution, among other remedies available to the financial institution under the terms of the credit agreement.

        As of March 31, 2012, the Company was in compliance with the covenants and terms of the agreements. See Note 10 for additional details.

9. Related Party Transactions

        Transactions with Holders of Common Stock—In November 2011, the Company entered into a technology license agreement, a product supply agreement and a stock purchase agreement with IHI Corporation ("IHI"), an industrial equipment manufacturer located in Japan . IHI agreed to make a $25.0 million equity investment in the Company's common stock under the stock purchase agreement, which closed on November 18, 2011. In addition, the Company had exclusively licensed, for an initial term of 10 years, its advanced battery system technology and systems integration know-how to manufacture battery systems and modules for the transportation market in Japan for a one-time non-refundable license fee of $7.5 million. During the license term, the Company will also receive royalty payments based on a percentage of IHI's net sales of products that use or embody the licensed technology and know-how, minus the cost of battery cells purchased by IHI from the company for use with such products. The Company will be the exclusive supplier of lithium ion battery cells to IHI

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

9. Related Party Transactions (Continued)

under a product supply agreement for the battery systems and modules that IHI produces. As of December 31, 2011 the balance due of $1.6 million is included within accounts receivable, net on the condensed consolidated balance sheets. There were no amounts due from IHI as of March 31, 2012. As of December 31, 2011, the Company recorded $7.5 million of the technology license fee in deferred revenue. During the three months ended March 31, 2012, amortization of the license fee resulted in the recognition of $0.2 million of revenue from the IHI. In January 2012, the Company entered into a value added reseller agreement and a professional services agreement with IHI.

        Transactions with Joint Venture Partner's Affiliate—In December 2009, the Company entered into a joint venture with SAIC to assist the Company in growing business and sales in China's transportation industry. The Company entered into two development agreements with SAIC. During the three months ended March 31, 2011, the Company recorded revenue related to the development and supply agreements with SAIC of $0.1 million. There was no revenue recorded during the three months ended March 31, 2012 related to the development and supply agreements. As of December 31, 2011 the balance due from SAIC was $0.1 million which is included within accounts receivable, net on the condensed consolidated balance sheets. There were no amounts due from SAIC as of March 31, 2012.

        Transactions with Cost-Method Investment—In January 2010, the Company entered into a supply agreement with Fisker in which the Company also holds an investment of common stock. The Company recognizes revenue on product shipments to Fisker, within the condensed consolidated statements of operations, when all revenue recognition criteria are met. During the three months ended March 31, 2011 and 2012, the Company recorded $1.7 million and $0.2 million of revenue from Fisker, respectively. At December 31, 2011 and March 31, 2012, the Company has deferred $4.4 million and $2.2 million, respectively, of service and product revenue related to the development and supply agreement. The balance due from Fisker as of December 31, 2011 and March 31, 2012, of $3.7 million and $0.2 million, respectively, is included within accounts receivable, net on the condensed consolidated balance sheets.

        Transactions with Equity-Method Investment—During March 2010, the Company entered into a technology license contract to license certain patents and technology to the Company's Joint Venture for the term of the Joint Venture, which extends to April 28, 2030. In conjunction with the license agreement, the Joint Venture paid the Company the first payment of the license fee of $1.0 million in July 2010. Revenue on the license fee will be amortized over the term of the license. Revenue recognition on the license fee is expected to commence upon the successful completion of training provided to employees of the Joint Venture. As of December 31, 2011 and March 31, 2012, the $1.0 million license fee is recorded in deferred revenue on the condensed consolidated balance sheets. Additionally, as of March 31, 2012, $0.1 million was recorded in deferred revenue related to training services.

        During December 2010, the Company entered into a service agreement to provide technical development, design, analysis and consultation services to the Joint Venture. Additionally, the Company entered into an agreement to provide sample battery system packs to the Joint Venture. For the three months ended March 31, 2011 and 2012, the Company recognized $0.3 million and $0.4 million of product and service revenue from the Joint Venture. As of December 31, 2011 and March 31, 2012, $1.5 million is included within accounts receivable, net on the condensed consolidated balance sheets for amounts due from the Joint Venture.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

10. Subsequent Events

Private Offering

        On May 11, 2012, the Company announced it had executed an agreement with respect to a private offering of $50.0 million aggregate principal amount of 6% Senior Unsecured Convertible Notes and Warrants to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Act"). The Company intends to use the proceeds from the sale of the Notes for general corporate purposes.

        The Notes will bear interest at a rate of 6.00% per year, subject to certain adjustments, and mature in July, 2013. The Notes will be convertible, at the holder's option, into shares of the Company's common stock initially at a fixed conversion price, subject to certain adjustments. The initial conversion price shall equal 115% of the closing price of the Company's common stock on May 11, 2012. The Company will be required to redeem 1/28th of the principal amount of Notes, subject to certain adjustments, semi-monthly. Interest and amortization payments may be settled in common stock of the Company, (at a price equal to the lesser of the applicable conversion price or 82% of the market price of the Company's common stock on the applicable interest date or amortization installment date) subject to certain conditions. Holders of the Notes will also have certain number of optional voluntary conversion rights.

        The Company has agreed to deposit $25.0 million of the expected proceeds of the Notes into a bank account subject to an account control agreement that will be released upon (i) the Company obtaining, on or prior to June 30, 2012, shareholder approval of the issuance of shares of the Company's common stock in connection with the conversion, interest payments and amortization of the Notes and (ii) the effectiveness, on or prior to August 9, 2012, of a registration statement covering the shares of common stock underlying the Notes and the Warrants on or prior to August 9, 2012. If shareholder approval of the transaction is not obtained on or prior to June 30, 2012 or the registration statement has not been declared effective by the Securities and Exchange Commission on or prior to August 9, 2012, the Purchasers will have the right to require the Company to redeem all or any portion of $25.0 million aggregate principal amount at a price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest from the proceeds in the control account. The $25.0 million of proceeds expected to be received at the closing subject to the account control agreement will not be available to the Company prior to the Company obtaining shareholder approval and the declaration of effectiveness of the registration statement by the Securities and Exchange Commission on or prior to August 9, 2012.

        In conjunction with the Convertible Offering, the Company shall issue warrants equal to 30% of the number of shares of Common Stock the Investor would receive if the Notes were converted in full at the initial Conversion Price. The Warrants have a strike price equal to 125% of the closing price of the Company's common stock on May 11, 2012. The Warrants expire in May 2017.

        The offering is expected to close on or about May 18, 2012, subject to the satisfaction of customary closing conditions.

Credit Facility

        On May 11, 2012, the Company amended its revolving credit facility with its lead bank. This amendment eliminates the borrowing facility and provides for up to $15.0 million as security for letters of credit. All outstanding letters of credit are required to be cash collateralized at 105% of their face

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

10. Subsequent Events (Continued)

amount. The financial covenants require that the Company maintains a minimum cash balance of $40.0 million. The operating covenants limit the Company's ability to, among other things:

  •
  sell, transfer, lease or dispose of the Company's assets;

  •
  create, incur or assume additional indebtedness;

  •
  encumber or permit liens on certain of the Company's assets, make restricted payments, including paying dividends on, repurchasing or making distributions with respect to its common stock;

  •
  make specified investments (including loans and advances);

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's assets; and

  •
  enter into certain transactions with its affiliates.

        A breach of any of these covenants or a material adverse change to its business could result in a default under the credit agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2012. This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled "Risk Factors," set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

        We have experienced significant losses since inception, as we have continued to invest to support the growth in our business. In particular, we have invested in product development and sales and marketing in order to meet product requirements of our target markets and to secure design wins that are expected to lead to strong revenue growth and in general and administrative overhead to develop the infrastructure to support the business. We have also invested in the expansion of our manufacturing capacity to meet anticipated demand and our battery systems capabilities to provide battery systems solutions to our customers. As our business grows, the key factors to improving our financial performance will be revenue growth and revenue diversification across the markets that we serve. Our revenue growth and revenue diversification will depend on our ability to win new business and meet customer demand as well as our customers' abilities to achieve their sales plans and business objectives.

Higher revenue will increase gross margin, as higher production volumes will provide for increased absorption of manufacturing overhead and will reduce, on a percentage basis, the costs associated with our production capacity.

        We have incurred significant net losses and negative operating cash flows since inception. At March 31, 2012, we had an accumulated deficit of $774.0 million, including $125.0 million net losses incurred for the quarter ended March 31, 2012. We had $113.1 million in cash and cash equivalents at March 31, 2012, down from $186.9 million at December 31, 2011.

        On March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at our Livonia, Michigan manufacturing facility. The cost of this field campaign is estimated at $51.6 million. In addition, we recorded an inventory charge of approximately $15.2 million related to inventory produced at our Michigan facilities that may be defective. As a result of this field campaign and the charge for existing prismatic cell inventory, we must begin to rebuild our inventory and manage our backlog for existing customer orders while simultaneously replacing the defective customer modules and packs. Additionally, as the battery modules and packs manufactured at the Livonia plant may contain defective prismatic cells, we did not recognize revenue on any of our prismatic cell shipments during the three month ended March 31, 2012. Therefore, we expect to continue to incur significant net losses and negative operating cash flows over the next several quarters.

        On May 11, 2012, we amended our revolving credit facility with our lead bank. This amendment eliminates the borrowing facility and provides for up to $15.0 million as security for letters of credit. All outstanding letters of credit are required to be cash collateralized at 105% of their face amount.

        The above circumstances raise substantial doubt about our ability to continue as a going concern. Our management is taking actions to raise additional capital to fund cash requirements and evaluating other strategic alternatives. We are actively engaged in discussions with strategic partners for substantial investments in the company. In addition we are evaluating various options to raise cash in the capital markets. To assist us in these efforts, we have retained an outside advisor to provide financial and strategic advisory services in connection with our ongoing strategic efforts and evaluation of strategic alternatives. On May 11, 2012, we announced a private offering of $50.0 million aggregate principal amount of 6% Senior Unsecured Convertible Notes and Warrants to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Act"). The offering is expected to close on or about May 18, 2012, subject to the satisfaction of customary closing conditions.

        Management also continues to seek to reduce cash used in operating and investing activities including improving our gross margins, reducing our operating expenses, and reducing working capital. Although our intent is to improve our operating efficiencies and to obtain additional financing, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business.

        The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

        We have recently notified the DOE that we have elected to withdraw our application for a loan under the Advanced Technology Vehicles Manufacturing Loan Program. We believe that our manufacturing expansion needs in the United States will be adequately funded under the existing grant we received under the DOE Battery Initiative.

        On January 25, 2012, we sold an aggregate of 12,500,000 units to an institutional investor at a negotiated price of $2.034 per unit, with each unit consisting of (i) one share of our common stock

("Common Stock") and (ii) one warrant to purchase one share of Common Stock, in a registered direct offering for gross proceeds of approximately $25.4 million. The net proceeds from the sale of the units, after deducting the placement agent's fees and other estimated offering expenses, was approximately $23.5 million.

        The warrants have an exercise price of $2.71 per share, and the warrants can be exercised beginning on July 26, 2012 and will expire on July 28, 2014. In addition, at any time during both the ten trading days beginning on June 18, 2012 and the ten trading days beginning on July 23, 2012, we have the right, subject to certain conditions, to require the investors to purchase in each such period up to an additional 6,250,000 shares of Common Stock, for an aggregate of up to 12,500,000 additional shares of Common Stock. The sale price for the additional shares will be based on a fixed 10% discount to a volume weighted average price measurement at the time we exercise each such right. We cannot require the investor to purchase more than $100.0 million of additional shares.

        Recently, in February 2012, as part of our continuing efforts to reduce expenses, we have decided to close down our facility in Korea while relocating a portion of our new product development and advanced manufacturing engineering teams to other facilities. Our need to align our manufacturing capacity with near-term customer demand and our need to reduce operating expenses are the key factors that drove the decision to restructure. We expect to complete the shutdown of our Korean facility during the second half of 2012.

Financial Operations Overview

Results of Consolidated Operations

        The following table sets forth the results of our operations as a percentage of revenue for each of the following periods (in thousands):

	Three Months Ended March 31,
	2011	2012
Revenue	100%	100%
Cost of revenue	186%	934%

Gross loss	-86%	-834%
Operating expenses	211%	366%

Operating loss	-296%	-1200%

Other income (expense), net	2%	55%

Loss from operations, before tax	-294%	-1145%
Provision for income taxes	2%	3%

Net loss	-296%	-1148%

Other Operating Data:
Shipments (in watt hours, or Wh) (in thousands)	14,326	9,999

Three Months Ended March 31, 2011 and 2012

Revenue

        We derive revenue from product sales and providing services.

	Three Months Ended March 31,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Revenue
Product
Transportation	$12,314	$4,474	$(7,840)	-63.7%
Commercial	3,134	2,814	(320)	-10.2%
Electric grid	10	12	2	20.0%

Total product	15,458	7,300	(8,158)	-52.8%
Services	2,639	3,589	950	36.0%

Total revenue	$18,097	$10,889	$(7,208)	-39.8%

        Product Revenue.    Product revenue is derived from the sale of our batteries and battery systems. For the three months ended March 31, 2011 and 2012, product revenue represented 85% and 67% of our total revenue, respectively.

        A significant portion of our revenue is generated from a limited number of customers. For the three months ended March 31, 2011, our two largest customers during the period accounted for approximately 12% and 11% of our total revenue. During the three months ended March 31, 2012, our two largest customers during the period accounted for approximately 15% and 13% of our total revenue. For the three months ended March 31, 2012, due to the battery modules and packs produced in our Livonia, Michigan facility that may contain defective prismatic cells, we did not recognize any revenue related to prismatic cell shipments from the Livonia facility.

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

        The decrease in sales to customers in the transportation market for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to the decrease in demand, and revenue recognition being precluded on shipments of prismatic packs that may be defective in relation to the field campaign launched in March 2012. Sales to customers in the commercial market slightly decreased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to variations in demand from existing customers. Sales to customers in the electric grid market for the three months ended March 31, 2012 remained consistent compared to the three months ended March 31, 2011. Most of our electric grid products involve project-based contracts with multiple elements in which there are separate units of accounting within the arrangement. The timing of when we complete the required deliverables for the units of accounting and when all other revenue recognition criteria are met may cause some variability in timing of revenue recognition. We anticipate that revenue recognition in the electric grid market for future periods will continue to be volatile due to the timing of deployment, delivery and commissioning of systems.

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

        The increase in services revenue was primarily related to a $1.6 million increase in services revenue related to a development project with a non-government customer for the three months ended March 31, 2012 where development work had not commenced during the three months ended March 31, 2011. This increase was partially offset by $0.6 million primarily related to services revenue from government contracts due to the timing of project milestones and project completion.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended March 31,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Product	$31,096	$97,064	$65,968	212.1%
Services	2,478	4,643	2,165	87.4%

Total cost of revenue	$33,574	$101,707	$68,133	202.9%

Gross profit (loss)
Product	$(15,638)	$(89,764)	$(74,126)	-474.0%
Services	161	(1,054)	(1,215)	-754.7%

Total gross profit (loss)	$(15,477)	$(90,818)	$(75,341)	-486.8%

        Cost of Product Revenue.    Cost of product revenue includes the cost of raw materials, labor and components that are required for the production of our products, as well as manufacturing overhead costs (including depreciation), inventory obsolescence charges, and warranty costs. Raw material costs, which are our most significant cost item over the past two years, have historically been stable, but these costs are subject to macroeconomic factors and may increase in the future. Increases may be partially offset by process innovation, dual sourcing of materials and increased volume if we achieve better economies of scale. We incur costs associated with unabsorbed manufacturing expenses prior to a factory operating at normal operating capacity. We expect these unabsorbed manufacturing costs, which include certain personnel, rent, utilities, materials, testing and depreciation costs, to begin to fall in absolute dollars and as a percentage of revenue from present levels as our production ramps up over the course of 2012.

        The increase in cost of product revenue was primarily due to a warranty charge of $51.6 million related to our field campaign to replace prismatic battery modules and packs that may contain defective cells as well as a $15.2 million inventory charge related to these defective battery cells. In addition, we increased our inventory charge by $1.6 million due to expired aluminum foil at our Romulus facility.

        Cost of Services Revenues.    Cost of services revenue includes the direct labor costs of engineering resources committed to funded service contracts, as well as third-party consulting, and associated direct material and equipment costs. Additionally, we include overhead expenses such as occupancy costs associated with the project resources, engineering tools and supplies and program management expense.

        The increase in costs of services revenue for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is due to the timing of project based costs.

        Product Gross Profit (Loss).    We experienced a product gross loss during the three months ended March 31, 2012, primarily due to the aforementioned charges related to our field campaign to replace battery modules and packs that may contain defective cells and the related inventory charges. Low factory utilization also contributed to the gross loss. For the three months ended March 31, 2012, due to the battery modules and packs produced in our Livonia, Michigan facility that may contain defective prismatic cells, we did not recognize any revenue related to prismatic cell shipments from the Livonia facility.

        During the quarter we halted production at our Livonia and Romulus, Michigan facilities as a result of the discovery of the defective cells and continued to incur overhead costs of $8.4 million.

        Services Gross Profit.    Services gross profit decreased in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to the timing of project milestones and the mix of current contracts. We recognize services project costs as incurred and, for programs which include milestones, we recognize services revenue upon the completion of project milestones when collectability is reasonably assured. As such, our services gross profit will fluctuate period over period based on the timing of milestones.

Operating Expenses

        Operating expenses consist of research, development and engineering, sales and marketing, general and administrative and production start-up expenses. Personnel related expenses comprise the most significant component of these expenses.

	Three Months Ended March 31,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Operating expenses
Research, development and engineering	$20,359	$23,581	$3,222	15.8%
Sales and marketing	4,082	4,420	338	8.3%
General and administrative	9,111	11,864	2,753	30.2%
Production start-up	4,621	—	(4,621)	-100.0%

Total operating expenses	$38,173	$39,865	$1,692	4.4%

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

	Three Months Ended March 31,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenses
Aggregated research, development and engineering expenditures	$21,311	$24,712	$3,401	16.0%
Research, development and engineering reimbursements	(952)	(1,131)	(179)	-18.8%

Research, development and engineering expenses	$20,359	$23,581	$3,222	15.8%

        The increase in research, development and engineering expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily attributable to an increase of $3.2 million in expenses associated with an increase in personnel, $1.2 million increase in facility related expenses, $0.7 million increase in services from consultants, and $0.5 million in other research, development and engineering costs. These additional employees and consultants primarily focus on process improvement, material science chemistry and battery and battery systems technology that support the increase in customer product development programs. This increase was partially offset by a decrease of $2.4 million in the three months ended March 31, 2012 related to lab supplies and other material costs. Research, development and engineering expense was 112% of revenue for the three months ended March 31, 2011, compared to 217% for the three months ended March 31, 2012.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel-related expenses, travel and other out-of-pocket expenses for marketing programs, such as trade shows, industry conferences, marketing materials and corporate communications, and facilities costs and other related overhead.

        The increase in sales and marketing expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily attributable to an increase of $0.3 million in expenses associated with an increase in sales and marketing personnel. Sales and marketing expense was 23% of revenue for the three months ended March 31, 2011, compared to 41% for the three months ended March 31, 2012.

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

        The increase in general and administrative expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to an increase of $1.6 million of personnel-related costs, $0.5 million increase in services from consultants, an increase of $0.3 million related fees associated with the establishment of letters of credit and an increase in other general and administrative expenses of $0.4 million. General and administrative expense was 50% of revenue for the three months ended March 31, 2011, compared to 109% for the three months ended March 31, 2012.

        Production start-up.    Production start-up expenses consist of salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it is qualified for production, including the cost of raw materials run through the production line during the qualification phase.

        There were no production start-up expenses recognized for three months ended March 31, 2012 due to the completion of the qualification of our manufacturing facilities in Michigan. The first production line in Livonia, Michigan was qualified for production in December 2010. Our second production line in our Livonia, Michigan plant began qualification in the first quarter of 2011 and was completed in the third quarter of 2011. Our coating plant at our Romulus, Michigan facility began qualification in the first quarter of 2011 and was completed in the fourth quarter of 2011.

Other Income (Expense), Net

        Other income (expense), net consists primarily of interest income on cash balances, interest expense on borrowings, change in fair value of stock warrants, foreign currency-related gains and losses, equity earnings and gain or losses on long-term investments.

	Three Months Ended March 31,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest income,net	$(641)	$(2,191)	$(1,550)	-241.8%
Gain (loss) on foreign exchange	2	100	98	N/M
Gain on change in fair value of warrant derivative liability	—	8,555	8,555	100.0%
Other (expense) income, net	1,026	(457)	(1,483)	-144.5%

Total other expense, net	$387	$6,007	$5,620	N/M

        The change in interest, net for the three months ended March 31, 2012 was primarily due to an increase in interest expense on the Convertible Notes and capital lease obligations during the three months ended March 31, 2012. The increase in net foreign exchange losses for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, is due to the effect of currency exchange rate changes on transactions that are non U.S. dollar denominated and charged or credited to earnings. The gain on change in fair value of warrant derivative liability of $8.5 million recognized during the three months ended March 31, 2012 relates to the change in fair value of warrants issued to an institutional investor in a registered direct offering that occurred in January 2012. The fair value on the date of issuance was $11.9 million and the fair value at March 31, 2012 was $3.3 million. Other income is due to losses recognized on our Chinese joint venture accounted for under the equity method. The decrease in other income, net for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, was primarily due the gain of $1.2 million recognized in the three months ended March 31, 2011 related to the deconsolidation of our joint venture which was previously consolidated as a variable interest entity.

        Provision for Income Taxes.    Through March 31, 2012, we incurred net losses since inception and have not recorded provisions for U.S. federal income taxes since the tax benefits of our net losses have been offset by valuation allowances.

        We have recorded a tax provision for foreign taxes associated with our foreign subsidiaries and state income taxes where our net operating loss deductions are limited by statutes.

Liquidity and Capital Resources

Sources of Liquidity

        Since inception we have funded our operations primarily through the sale and issuance of preferred stock, common stock, convertible debt, warrants, demand notes and term loans, and credit facilities. Our cash balance at December 31, 2011 and March 31, 2012 was $186.9 million and $113.1 million, respectively.

        The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2011	2012
Net cash used in operating activities	$(48,478)	$(46,507)
Net cash used in investing activities	(33,204)	(10,825)
Net cash provided by (used in) financing activities	1,659	(16,479)
Effect of foreign exchange rates on cash and cash equivalents	(13)	—

Net decrease in cash and cash equivalents	$(80,036)	$(73,811)

Cash Flows From Operating Activities

        Operating activities used $46.5 million of net cash during the three months ended March 31, 2012. We incurred a net loss of $125.0 million in the three months ended March 31, 2012, which included non-cash share-based compensation expense of $3.7 million, depreciation and amortization of $7.0 million, and an $8.6 million gain on the change in fair value of the warrant derivative liability. Investments in working capital and other changes in asset and liability accounts provided $74.7 million of net cash during the three months ended March 31, 2012.

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

        As a result of the field campaign launched related to the prismatic cell issue for which we estimate costs to be $51.6 million, we must begin to rebuild our inventory and balance our backlog for existing customer orders while simultaneously replacing the defective customer modules and packs. Therefore, we expect to continue to incur significant net losses and negative operating cash flows over the next several quarters.

Cash Flows From Investing Activities

        Cash flows from investing activities primarily relate to capital expenditures to support our growth.

        Cash used in investing activities totaled $10.8 million during the three months ended March 31, 2012 and consisted of capital expenditures of $10.0 million primarily related to the purchase of manufacturing equipment and an increase in restricted cash of $2.5 million. During the three months ended March 31, 2012, we received government grant proceeds of $1.6 million related to reimbursements for capital expenditures previously incurred. The reimbursements received for the three months ended March 31, 2012 primarily relate to our DOE Battery Initiative grant.

        Cash used in investing activities totaled $33.2 million during the three months ended March 31, 2011 and consisted of capital expenditures of $42.7 million primarily related to the purchase of manufacturing equipment, expenditures of $1.9 million related to the purchases of investments, an increase in restricted cash of $0.7 million and the receipt of government grant proceeds of $12.2 million.

        We anticipate additional capital expenditure levels in future periods as we continue to fund the expansion of our facilities to support the anticipated growth of our business. Additionally, we anticipate investing cash outflows in future periods as we may invest in joint ventures and other equity investments in order to establish strategic relationships.

Cash Flows From Financing Activities

        Cash flows used in financing activities totaled $16.5 million during the three months ended March 31, 2012 and included repayments on the revolving credit line of $38.1 million, repayments on long term debt of $1.0 million, and repayments on capital lease obligations of $0.9 million. These were partially offset by proceeds of $23.5 million from the issuance of common stock and warrants, net of offering costs.

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

Liquidity, Going Concern and Management Plans

        We have incurred significant net losses and negative operating cash flows since inception. At March 31, 2012, we had an accumulated deficit of $774.0 million, including a $125.0 million net loss incurred for the quarter ended March 31, 2012. We had $113.1 million in cash and cash equivalents at March 31, 2012, down from $186.9 million at December 31, 2011.

        On March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at our Livonia, Michigan manufacturing facility. The cost of this field campaign is estimated at $51.6 million. In addition, we recorded an inventory charge of approximately $15.2 million related to inventory produced at our Michigan facilities that may be defective. As a result of this field campaign and the charge for our existing prismatic cell inventory, we must begin to rebuild our inventory and balance our backlog for existing customer orders while simultaneously replacing the defective customer modules and packs. Therefore, we expect to continue to incur significant net losses and negative operating cash flows over the next several quarters.

        On May 11, 2012, we amended our revolving credit facility with our lead bank. This amendment eliminates the borrowing facility and provides for up to $15.0 million as security for letters of credit. All outstanding letters of credit are required to be cash collateralized at 105% of their face amount.

        The above circumstances raise substantial doubt about our ability to continue as a going concern. Our management is taking actions to raise additional capital to fund cash requirements and evaluating other strategic alternatives. We are actively engaged in discussions with strategic partners for substantial investments in the company. In addition we are evaluating various options to raise cash in the capital markets. To assist us in these efforts, we have retained an outside advisor to provide financial and strategic advisory services in connection with our ongoing strategic efforts and evaluation of strategic alternatives. On May 11, 2012, we announced a private offering of $50.0 million aggregate principal amount of 6% Senior Unsecured Convertible Notes and Warrants to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Act"). The offering is expected to close on or about May 18, 2012, subject to the satisfaction of customary closing conditions.

        Management also continues to seek to reduce cash used in operating and investing activities including improving our gross margins, reducing our operating expenses, and reducing working capital. Although our intent is to improve our operating efficiencies and to obtain additional financing, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business.

        The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

        As of March 31, 2012, we had $113.1 million of cash and cash equivalents.

Private Offering

        On May 11, 2012, we announced that we executed an agreement with respect to a private offering of $50.0 million aggregate principal amount of 6% Senior Unsecured Convertible Notes and Warrants to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Act"). We intend to use the proceeds from the sale of the Notes for general corporate purposes.

        The Notes will bear interest at a rate of 6.00% per year, subject to certain adjustments, and mature in July, 2013. The Notes will be convertible, at the holder's option, into shares of common stock initially at a fixed conversion price, subject to certain adjustments. The initial conversion price shall equal 115% of the closing price of our common stock on May 11, 2012. We will be required to redeem 1/28th of the principal amount of Notes, subject to certain adjustments, semi-monthly. Interest and amortization payments may be settled in common stock (at a price equal to the lesser of the applicable conversion price or 82% of the market price of our common stock on the applicable interest date or amortization installment date), subject to certain conditions. Holders of the Notes will also have certain number of optional voluntary conversion rights.

        We have agreed to deposit $25.0 million of the expected proceeds of the Notes into a bank account subject to an account control agreement that will be released upon (i) obtaining, on or prior to June 30, 2012, shareholder approval of the issuance of shares of our common stock in connection with the conversion, interest payments and amortization of the Notes and (ii) the effectiveness, on or prior to August 9, 2012, of a registration statement covering the shares of common stock underlying the Notes and the Warrants on or prior to August 9, 2012. If shareholder approval of the transaction is not obtained on or prior to June 30, 2012 or the registration statement has not been declared effective by the Securities and Exchange Commission on or prior to August 9, 2012, the Purchasers will have the right to require the us to redeem all or any portion of $25.0 million aggregate principal amount at a price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest from the proceeds in the control account. The $25.0 million of proceeds expected to be received at the closing subject to the account control agreement will not be available to us prior to obtaining shareholder approval and the declaration of effectiveness of the registration statement by the Securities and Exchange Commission on or prior to August 9, 2012.

        In conjunction with the Convertible Offering, we shall issue warrants equal to 30% of the number of shares of Common Stock the Investor would receive if the Notes were converted in full at the initial Conversion Price. The Warrants have a strike price equal to 125% of the closing price of our common stock on May 11, 2012. The Warrants expire in May 2017.

        The offering is expected to close on or about May 18, 2012, subject to the satisfaction of customary closing conditions.

Credit Facilities

        On May 11, 2012, we amended our revolving credit facility with our lead bank. This amendment eliminates the borrowing facility and provides for up to $15.0 million as security for letters of credit. All outstanding letters of credit are required to be cash collateralized at 105% of their face amount. The financial covenants require that we maintain a minimum cash balance of $40.0 million. The operating covenants limit our ability to, among other things:

  •
  sell, transfer, lease or dispose of our assets;

  •
  create, incur or assume additional indebtedness;

  •
  encumber or permit liens on certain of our assets, make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;

  •
  make specified investments (including loans and advances);

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

  •
  enter into certain transactions with our affiliates.

        A breach of any of these covenants or a material adverse change to our business could result in a default under the credit agreement.

        As of March 31, 2012, we are in compliance with the covenants and terms of the agreements in place at that time.

License Agreements and Settlement Agreement

        In November 2011, we entered into a series of agreements with IHI, including a stock purchase agreement pursuant to which, among other things, we raised $25.0 million through the sale of common stock to IHI, and a technology license agreement and a product supply agreement. Pursuant to the technology license, we will exclusively license, for an initial term of 10 years, its advance battery system technology and systems integration know-how to manufacture battery and modules for the transportation market in Japan for a one-time non-refundable license fee of $7.5 million. During the license term, we will also receive a royalty percentage in the low single digits based on IHI's net sales of products that use or embody the licensed technology and know-how, minus the cost of battery cells purchased by IHI from us for use with such products. We will be the exclusive supplier of lithium ion battery cells to IHI under a product supply agreement for the battery systems and modules that IHI produces. There were no amounts due from IHI as of March 31, 2012.

        On October 31, 2011, we entered into a Settlement Agreement with Hydro-Quebec and related Patent Sublicense Agreement with Hydro-Quebec and LiFePO4+C, thereby settling the patent disputes and resolving the existing litigations among the parties. For the year ended December 31, 2011, we recognized a settlement charge of $5.0 million related to this lawsuit which is recorded within general and administrative expense in the consolidated statement of operations. We have paid $3.5 million of the settlement amount during the year ended December 31, 2011 and the remaining $1.5 million will be paid in two equal installments in 2013 and 2014. As partial consideration for the license grants by LiFePO4+C Licensing AG, we will be required to pay royalties to LiFePO4+C Licensing AG on a quarterly basis commencing as of January 1, 2012, based on a percentage of our net sales of cells, electrode systems, and/or complex systems (plus such net sales attributed to any of our permitted sublicensees) during such quarterly period. We are required to pay royalties on a sliding scale, with a maximum possible royalty rate of 2% of net sales (based on a defined percentage of our product sales revenue) through the agreement's term, and based on the fiscal year in which the royalties are calculated and the accrual of total royalty in that fiscal year. Such defined percentage may also be adjusted by mutual agreement if our standalone cell or electrode system revenues increase significantly in proportion to overall product revenues.

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

  •
  We anticipate that we will continue to have negative cash flow and we may not have sufficient revenue growth to generate positive cash flow for the foreseeable future, which will result in our continued need to raise additional capital. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

  •
  On March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at its Livonia, Michigan manufacturing facility. The cost of this field campaign is estimated at $51.6 million. In addition, we recorded an inventory charge of approximately $15.2 million related to inventory produced at its Michigan facilities that may be defective. As a result of this field campaign and the reserve for existing prismatic cell inventory, we must begin to rebuild our inventory and balance our backlog for existing customer orders while simultaneously replacing the defective customer modules and packs. Additionally, as the battery modules and packs manufactured at the Livonia plant may contain defective prismatic cells, we did not recognize revenue on any of our prismatic cell shipments during the three month ended March 31, 2012. Therefore, we expect to continue to incur significant net losses and negative operating cash flows over the next several quarters.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

        Fees to license the use of our proprietary and licensed technologies are recognized only after both the license period has commenced and the technology has been delivered to the customer. Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured; otherwise we recognize revenue upon receipt of payment. To date, we have not recognized any significant royalty revenue.

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

        In March 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at our Livonia, Michigan manufacturing facility. As a result, we charged an additional $51.6 million to our warranty costs.

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

        We completed our assessment of goodwill during the fourth quarter of 2011, and determined that the estimated fair value of operations exceeded the carrying value. During the first quarter of 2012, the Company determined that there were sufficient indications of impairment to warrant an interim period impairment analysis as of March 31, 2012. As such, we completed our assessment of goodwill and determined that the estimated fair value of operations exceeded the carrying value. As of March 31, 2012, a 10% decrease in the estimated fair value of our operations would not result in the carrying value exceeding the fair value.

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

  Investments in Non-Public Companies

        Our investments held in non-public companies are considered a critical accounting policy because these investments expose us to equity price risk. Strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses, which could be material. We generally do not attempt to reduce or eliminate our market exposure in cost or equity method investments. We regularly monitor these non-publicly traded investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. There can be no assurance that cost or equity method investments will not face risks of loss. In December 2011, we elected not to participate in Fisker's subsequent stock financing. Our investment in Fisker is accounted for under the cost method. This election not to participate resulted in the conversion of our preferred shares of Fisker to common shares on a 2:1 ratio. As such, we performed an analysis and valuation of our investment in Fisker resulting in the recognition of an impairment charge of $11.6 million for the year ended December 31, 2011. There were no impairment charges recognized during the three months ended March 31, 2012 related to our investment in Fisker. As of March 31, 2012, the carrying value of our investment in Fisker was $8.9 million. As of March 31, 2012, non-publicly traded investments of $2.8 million are accounted for using the equity method.

Off-Balance Sheet Arrangements

        In June 2010, we entered into a supply agreement under which we committed to minimum purchase volumes for each of the years ending December 31, 2010 through December 31, 2013 for a raw material component. If our purchase volumes during any year fail to meet the minimum purchase commitments, we are required to pay the seller a variance payment for the difference between the amount actually purchased in that calendar year and the annual minimum purchase commitment for that calendar year. We will receive a credit for the amount of the variance payment to be applied to purchases in the following year and we will have until April 1, 2015 to reclaim any variance payment resulting from the minimum purchase commitments for calendar years 2012 or 2013. The table shown below in the section titled "Contractual Obligations" shows the amount of our purchase commitments payable by year inclusive of our commitment under the supply agreement described above. For the three months ended March 31, 2012, we have purchased $1.4 million under this supply agreement.

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

Contractual Obligations

        Our contractual obligations relate primarily to borrowings under long-term debt obligations, capital leases, operating leases, and purchase obligations which include agreements or purchase orders to purchase goods or services that are enforceable and legally binding. A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 12, 2012. During the three months ended March 31, 2012, there were no material changes outside the ordinary course of business in our contractual obligations or the estimated timing of the future cash payments, except as noted below.

        The following is a summary of our purchase obligations as of March 31, 2012:

		Payments Due in
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Purchase obligations(1)	60,053	41,553	18,500	—	—

	$60,053	$41,553	$18,500	$—	$—

(1)
Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of March 31, 2012, we have not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 12, 2012. Our convertible notes issued in April 2011 have a fixed interest rate and therefore we are not subject to interest rate sensitivity on these instruments.

ITEM 4.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

        As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012, we identified a material weakness in our internal controls over the financial statement close and reporting process. We intend to take appropriate and reasonable steps to make necessary improvements to our internal controls over the financial statement close and reporting process. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2012, although the material weakness will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are operating effectively.

        Changes in Internal Controls.    No changes in our internal controls over the financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On April 2, 2012, a complaint was filed in the United States District Court for the District of Massachusetts by Scott Heiss, purportedly acting individually and on behalf of other similarly situated persons, against our company and our CEO, David Vieau, our CFO, David Prystash, and our former Interim CFO, John Granara. The complaint followed our disclosure in March 2012 of potentially defective prismatic cells used in battery packs and a replacement program for such cells. The complaint attempts to allege that certain disclosures we have made were inaccurate because the potentially defective cells and their replacement were not disclosed earlier. The complaint asserts a claim under Section 10(b) of the Securities Exchange Act of 1934 against the company and claims under Sections 10(b) and 20(a) of that statute against the individuals. It asserts a purported class period from February 28, 2011 through March 23, 2012.

        On April 12, 2012, a similar complaint was filed in the United States District Court for the District of Massachusetts by Terry Leon Fike, purportedly acting individually and on behalf of other similarly situated persons, against the same defendants. The complaint makes similar allegations and also asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and a purported class period from February 28, 2011 through March 23, 2012.

        We intend to defend the litigation vigorously. Currently, we are unable to determine the outcome of this case and the effect, if any, it may have on our financial position or results of operations. The outcome of this matter is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of this matter.

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

Risks Related to Our Business

We have had a history of losses and negative cash flow, we may be unable to achieve or sustain profitability, and we may not be able to continue as a going concern.

        We have incurred significant net losses and negative operating cash flows since inception. At March 31, 2012, we had an accumulated deficit of $774.0 million, including $125.0 million net losses incurred for the quarter ended March 31, 2012. We had $113.1 million in cash and cash equivalents at March 31, 2012, down from $186.9 million at December 31, 2011.

        On March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at our Livonia, Michigan manufacturing facility. The cost of this field campaign is estimated at $51.6 million. In addition, we recorded an inventory charge of approximately $15.2 million related to inventory produced at our Michigan facilities that may be defective. As a result of this field campaign and the reserve for our existing prismatic cell inventory, we must begin to rebuild our inventory and balance our backlog for existing customer orders while simultaneously replacing the defective customer modules and packs. Therefore, we expect to continue to incur significant net losses and negative operating cash flows over the next several quarters.

        On May 11, 2012, we amended our revolving credit facility with our lead bank. This amendment eliminates the borrowing facility and provides for up to $15.0 million as security for letters of credit. All outstanding letters of credit are required to be cash collateralized at 105% of their face amount.

        The above circumstances raise substantial doubt about our ability to continue as a going concern. Although our management is taking actions to raise additional capital to fund cash requirements, evaluating other strategic alternatives and seeking to reduce cash used in operating and investing activities, there is no assurance that we will be able to obtain financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business.

        We also expect to incur significant future expenses as we develop and expand our business and our manufacturing capacity. These increased expenditures will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain.

        To rapidly develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital over the last several years. We have had negative cash flow before financing activities of $250.4 million for 2010, $333.8 million for 2011 and $57.3 million for the three months ended March 31, 2012. We anticipate that we will continue to have negative cash flow for the foreseeable future. Our business will also require significant amounts of working capital to support our growth. Therefore, we must raise additional capital from investors to achieve our expected growth, and we may not achieve sufficient revenue growth to generate positive future cash flow. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

Our failure to raise additional capital necessary to expand our operations and invest in our products and manufacturing facilities could reduce our ability to compete successfully or continue as a going concern.

        We will need to raise additional capital in the future to fund our growth and expansion plans and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline. For example, in April, 2011, we issued 20.2 million shares of common stock and $143.8 million in principal of convertible unsecured subordinated notes. In addition, in November, 2011, we raised $25.0 million through the sale of common stock to IHI and in January 2012, we raised $25.4 million through the issuance of 12.5 million shares of our common stock in a registered direct offering, or RDO. Pursuant to the RDO, we will have the option, subject to certain conditions, to require the purchase of up to an additional 6.25 million shares of our common stock during each of two exercise periods in June and July of 2012. If such conditions are not able to be satisfied during each option period, we will not be able to require the investor to purchase the additional shares and we will receive no proceeds therefrom. On May 11,

2012, we announced an agreement relating to a private offering of $50.0 million aggregate principal amount of 6% Senior Unsecured Convertible Notes and Warrants to qualified institutional buyers.

        The issuance or expected shares pursuant to these transactions resulted in dilution to stockholders who held our common stock prior to such transactions. Stockholders will also experience further dilution if holders of the convertible notes choose to convert outstanding notes into shares of our common stock or if we exercise our right to cause the investor in our RDO to purchase up to an additional 12,500,000 shares of our common stock.

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

        We have applied for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of electric vehicles and advanced battery technologies, including a loan under the DOE ATVM Program. Much of our planned domestic manufacturing capacity expansion depends on receipt of these funds and other incentives, and the failure to obtain these funds or other incentives could materially and adversely affect our ability to expand our manufacturing capacity and meet planned production levels. Given recent bankruptcies declared by some recipients of loans under DOE-sponsored loan programs and resulting congressional and executive branch investigations, we have observed that pending loan applications under the DOE ATVM Program, including our own, have been delayed or withdrawn by the applicant. We recently notified the DOE that we have elected to withdraw our application for a loan under the DOE ATVM Program. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability and continued availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives is and will be highly competitive. While we have received a grant under the DOE Battery Initiative and have received some state incentives, we cannot assure you that we will be successful in obtaining additional grants, loans and other incentives. Moreover, we may not be able to satisfy or continue to satisfy the requirements and milestones imposed by the granting authority as conditions to receipt of the funds or other incentives, the timing of the receipt of the funds may not meet our needs and we nevertheless may be unable to successfully execute on our business plan. Moreover, not all of the terms and conditions associated with these incentive funds have been disclosed to us, and once disclosed, there may be terms and conditions with which we are unable to comply or which are commercially unacceptable to us. In addition, the DOE Battery initiative grant and any other federal government programs which may make additional awards to us will require us to spend a portion of our own funds for every incentive dollar we receive or are permitted to borrow from the government and will impose time limits during which we must use the funds awarded to us. If we are unable to raise sufficient additional capital so that we are able to receive all of the amounts which have and may be awarded to us in a timely manner, our ability to expand our manufacturing capacity could be materially adversely affected. In addition, less than expected actual and anticipated future demand for our products may cause us to slow the pace of the expansion of our manufacturing capacity such that we are not able to use the government incentive funds awarded or made available to us in the time periods required by the granting authorities.

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

        On March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at its Livonia, Michigan manufacturing facility. While the field campaign has not caused us to lose any customers to date, it is possible that we may lose customers as a result.

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

        As of March 31, 2012, we had total indebtedness of $144.0 million. Our indebtedness could have significant negative consequences, including:

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

        In September 2011, we entered into a credit agreement and refinanced our existing credit facility. Our credit agreement, as amended on May 11, 2012, contains various restrictions, financial and operating covenants that limit our ability to engage in specified types of transactions. The facility is restricted to collateralize outstanding letters of credit up to a maximum of $15.0 million only and does not allow for any direct borrowings. The total amount of outstanding letters of credit must be collateralized by cash at 105% of the face amount. The financial covenants require that we maintain a minimum cash balance of $40.0 million. The operating covenants limit our ability to, among other things:

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

        Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes. Despite testing, new and existing products have contained defects and errors and may in the future contain manufacturing or design defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, product recalls and field repair campaigns, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which may adversely affect our business and our operating results. For example, in 2010, we identified several significant technical issues in the manufacturing scale-up of our prismatic batteries. Although we identified and have taken corrective actions for these issues, the problems encountered resulted in a higher yield loss in ramp-up production, temporary halts in the production process and the distraction of personnel, some or all of which could re-occur. In addition, in October 2011, we were notified by BAE of the existence of cumulative failures of the modules within our battery pack. We identified the problem as being related to water and debris intrusion. We are currently participating in a field campaign in order to retrofit and upgrade the packs to reduce water and debris intrusion and preserve the performance and safety of the pack. In December 2011, we determined that some of the battery packs we produce for Fisker could have a potential safety issue relating to the battery cooling system due to the misalignment of certain hose clamps in the battery pack's internal cooling system. While there were no related battery performance or safety incidents with cars in the field and corrective actions were promptly undertaken, the problem required unanticipated management time and expense as well as the rapid re-deployment of technical personnel to the field. In March 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at its Livonia, Michigan manufacturing facility. The cost of this field campaign is estimated at $51.6 million.

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

        For the year ended December 31, 2009, we identified two material weaknesses in our internal controls over financial reporting. For the year ended December 31, 2010, the previously identified material weaknesses were aggregated into a single material weakness. For the year ended December 31, 2011, management identified a material weakness in our internal controls and information technology controls over the financial statement close and reporting process. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of our unremediated material weakness, our management cannot certify that our internal controls over financial reporting were effective at a reasonable assurance level. For a detailed discussion of the material weakness, see "Controls and Procedures" section within Part II, Item 9A, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012

        We are in the process of taking the necessary steps to remediate the material weakness that we identified and have made enhancements to our control procedures; however, the material weakness will not be remediated until the necessary controls have been implemented and are determined to be operating effectively. We do not know the specific time frame needed to fully remediate the material weakness identified.

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

        On March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at our Livonia, Michigan manufacturing facility. The cost of this field campaign is estimated at $51.6 million. In addition, we recorded an inventory charge of approximately $15.2 million related to inventory produced at our Michigan facilities that may be defective. As a result of this field campaign and the charge for our existing prismatic cell inventory, we must begin to rebuild our inventory and balance our backlog for existing customer orders while simultaneously replacing the defective customer modules and packs. Therefore, we expect to continue to incur significant net losses and negative operating cash flows over the next several quarters.

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

        The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing, marketing and sale of batteries and battery systems. Certain materials we use in our batteries, as well as our batteries and battery systems, could, if used or tested improperly, cause injuries to others or damage to property. Improperly charging or discharging our batteries could cause fires. Any accident involving our batteries or other products could decrease or even eliminate demand for our products. Because some of our batteries are designed to be used in vehicles, and because vehicle accidents can cause injury to persons and damage to property, we are subject to a risk of claims for such injuries and damages. In addition, we could be harmed by adverse publicity resulting from problems or accidents caused by third party products that incorporate our batteries. For example, our business and operating results could be harmed by adverse publicity resulting from injury to persons or damage to property caused by a defective electronic system on a battery system manufactured by a third party that incorporates our batteries.

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

        The risk of product recalls, and associated adverse publicity, is inherent in the development, manufacturing, marketing, and sale of batteries and battery systems. Our products and the products of third parties in which our products are a component are becoming increasingly sophisticated and complicated as rapid advancements in technologies occur, and as demand increases for lighter and more powerful rechargeable batteries. At the same time, product quality and liability issues present significant risks. Product quality and liability issues may affect not only our own products but also the third-party products in which our batteries and battery systems are a component. Moreover, several of our applications have entered commercial production and are being operated in the field, so we are at increased risk of encountering unanticipated technical issues that could result in product recalls. For example, on March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at its Livonia, Michigan manufacturing facility.

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

        Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals and to comply with applicable federal and state environmental laws and regulations. There is no guarantee that required determinations, permits and approvals will ultimately be obtained; the failure to obtain and/or maintain required federal and state environmental permits could have an adverse effect on our financial results and could also delay or prevent us from obtaining matching fund reimbursement from the $249.1 million grant we were awarded under the DOE Battery Initiative.

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

        The credit markets have experienced extreme volatility in recent years, and worldwide credit markets have remained unstable despite injections of capital by the federal government and foreign governments. Despite the capital injections and government actions, banks and other lenders, such as equipment leasing companies, have significantly increased credit requirements and reduced the amounts available to borrowers. Companies with low credit ratings may not have access to the debt markets until the liquidity improves, if at all. If current credit market conditions do not improve, we may not be able to access debt or leasing markets to finance our plant expansion plans or business.

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

        As we have scaled up our production capacity, we have experienced production problems that limited our ability to produce a sufficient number of batteries to meet the demands of certain customers. For example, in 2010, we identified several significant technical issues in the manufacturing scale-up of our prismatic batteries. Although we identified and have taken corrective actions for these issues, the problems encountered resulted in a higher yield loss in ramp-up production, temporary halts in the production process and distraction of personnel. If these or other production problems recur and we are unable to resolve them in a timely fashion, our business could suffer and our reputation may be harmed. In addition, in December 2011, we determined that some of the battery packs we produce for Fisker could have a potential safety issue relating to the battery cooling system due to the misalignment of certain hose clamps in the battery pack's internal cooling system. While there were no related battery performance or safety incidents with cars in the field and corrective actions were promptly undertaken, the problem required unanticipated management time and expense as well as the rapid re-deployment of technical personnel to the field. On March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at our Livonia, Michigan manufacturing facility limiting our ability to produce sufficient batteries to meet the demands of our customers.

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

        On March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at its Livonia, Michigan manufacturing facility. As a result of this field campaign and the reserve for existing prismatic cell inventory, we must begin to rebuild our inventory and manage our backlog for existing customer orders while simultaneously replacing the defective customer modules and pack which could delay delivery of products to our customers.

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

        Our headquarters, including administrative offices and research and development centers, are located in Massachusetts. We also operate manufacturing, logistics, sales and research and development facilities in Michigan, Missouri, China, Korea and Germany. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages, some or all of which may not be covered by insurance. In addition, a renewed outbreak of a widespread public health problem in China or the United States could have a negative effect on our operations.

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

Risks Associated With Doing Business Internationally Specifically in China

Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions.

        We have significant manufacturing facilities and operations in China that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. In addition, we expect to sell a significant portion of our products to customers located outside the United States. Risks inherent to international operations and sales, include, but are not limited to, the following:

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

        Business tax is usually a fee of 3-5 percent levied on services—such as transport, construction, education, finance, and insurance—transfer of intangible assets, and sales of fixed assets, none of which are generally eligible for VAT. Business tax regulations, which took effect January 1, 2009, may impose business on services exchanged among China—and foreign-based entities which previously were not subject to business tax, and the potential overall impact is to increase the tax burden of cross-border service transactions.

        Frequent changes to China's tax laws can result in uncertainty and unpredictability in financial results of our operations in China. China's tax laws are supplemented with detailed implementation rules and circulars. However, the interpretation of the rules may vary among local tax authorities.

Risks Related to Ownership of Our Securities

We are party to a securities class action litigation which may be costly to defend and the outcome of which is uncertain.

        On April 2, 2012 and April 12, respectively, complaints were filed in the United States District Court for the District of Massachusetts by individuals, purportedly acting individually and on behalf of other similarly situated persons, against the company and our CEO, David Vieau, our CFO, David Prystash, and our former Interim CFO, John Granara. The complaints followed our disclosure in March 2012 of potentially defective prismatic cells used in battery packs and a replacement program for such cells. The complaints attempt to allege that certain of our disclosures were inaccurate because the potentially defective cells and their replacement were not disclosed earlier. The complaints assert a claim under Section 10(b) of the Securities Exchange Act of 1934 against us and claims under Sections 10(b) and 20(a) of that statute against the individuals. The complaints assert a purported class period from February 28, 2011 through March 23, 2012.

        For a more detailed discussion of this litigation, see Item 1 of Part II: "Legal Proceedings."

        While we believe that the claims in each of these complaints are without merit, we can provide no assurance as to the outcome of this litigation. Any conclusion of this litigation in a manner adverse to us could have a material adverse effect on our business, financial condition, and results of operations. Also, the mere existence, and the uncertainty with respect to the ultimate outcome, of this litigation or any other litigation that we may become involved with, could cause our current and potential customers, development partners, the federal or state governments and licensees to stop, delay or avoid doing business with us or modify the extent to which they are willing to do business with us, and this loss or delay of business could harm our operating results and our ability to execute on our business plan.

        In addition, during the course of this litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.

        While we intend to defend the litigation vigorously, we may not prevail and even if we do prevail, these proceedings can be expensive and distract our management. Because the price of our common stock has been, and may continue to be, highly volatile, we have no assurance that additional securities class action complaints will not be filed against us in the future.

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

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from September 24, 2009 through March 31, 2012, our common stock traded at a high price of $28.20 and a low price of $1.12. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

        Our management has broad discretion to use our cash reserves, including the proceeds received from our equity public offerings and our convertible debt offering, and you will be relying on the judgment of our management regarding the application of this cash. Our management might not apply our cash in ways that increase the value of your investment. We expect to use our cash reserves for capital expenditures, including capital expenditures related to the expansion of our manufacturing capacity in Michigan, working capital, warranty and field campaign costs, and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

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

Item 2.    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

        None.

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

A123 SYSTEMS, INC.
Date: May 15, 2012	By:	/s/ DAVID P. VIEAU David P. Vieau Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2012	By:	/s/ DAVID PRYSTASH David Prystash Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

        Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.		Description
10.1		First Amendment to Credit Agreement, dated March 6, 2012, by and among the Registrant, the Several Lenders from time to time parties thereto, and Silicon Valley Bank.
10.2		Extension to Grant and Cooperative Agreement dated April 3, 2012, by and between the U.S. Department of Energy and the Registrant
10.3		Second Amendment to Credit Agreement, dated May 11, 2012, by and among the Registrant, the Several Lenders from time to time parties thereto, and Silicon Valley Bank.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XTRL Taxonomy Extension Definition

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