Form 10-Q
period 2012-06-30
A123 SYSTEMS, INC.
filed 2012-08-09
CIK 1167178

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

        As of August 6, 2012, there were 170,557,467 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

A123 Systems, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2012
INDEX

Part I. Financial Information

Item 1.    Financial Statements

A123 Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2011	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$186,893	$47,670
Restricted cash and cash equivalents	668	40,758
Accounts receivable, net	47,200	25,998
Inventory	103,394	96,304
Deferred cost	6,256	6,515
Prepaid expenses and other current assets	8,011	11,134

Total current assets	352,422	228,379
Property, plant and equipment, net	145,203	138,620
Goodwill	9,581	9,581
Long-term grants receivable	101,054	101,554
Deposits and other assets	5,745	8,669
Investments	11,897	8,162

Total assets	$625,902	$494,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit lines	$38,094	$—
Current portion of long-term debt	2,069	38,490
Current portion of capital lease obligations	1,740	1,537
Accounts payable	27,220	23,422
Accrued expenses	31,910	73,470
Other current liabilities	8,329	5,705
Deferred revenue	9,577	15,073
Deferred rent	181	181

Total current liabilities	119,120	157,878
Long-term debt, net of current portion	142,755	146,715
Capital lease obligations, net of current portion	17,336	16,598
Deferred revenue, net of current portion	35,303	34,499
Deferred rent, net of current portion	1,203	1,112
Warrant derivative liability	—	18,650
Other long-term liabilities	13,820	12,548

Total liabilities	329,537	388,000
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value—5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2011 and June 30, 2012	—	—
Common stock, $0.001 par value—250,000,00 and 650,000,000 shares authorized; 134,342,974 and 147,141,066 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	134	147
Additional paid-in capital	946,506	965,021
Accumulated deficit	(648,958)	(856,886)
Accumulated other comprehensive loss	(1,317)	(1,317)

Total stockholders' equity	296,365	106,965

Total liabilities and stockholders' equity	$625,902	$494,965

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue:
Product	$29,564	$11,487	$45,022	$18,787
Services	6,789	5,498	9,428	9,087

Total revenue	36,353	16,985	54,450	27,874

Cost of revenue:
Product	48,818	42,908	79,914	139,972
Services	5,066	3,247	7,544	7,890

Total cost of revenue	53,884	46,155	87,458	147,862

Gross loss	(17,531)	(29,170)	(33,008)	(119,988)

Operating expenses:
Research, development and engineering	17,434	21,383	37,793	44,964
Sales and marketing	5,070	4,185	9,152	8,605
General and administrative	9,399	11,415	18,510	23,279
Production start-up	3,497	—	8,118	—

Total operating expenses	35,400	36,983	73,573	76,848

Operating loss	(52,931)	(66,153)	(106,581)	(196,836)

Other income (expense):
Interest expense, net	(2,105)	(4,761)	(2,746)	(6,952)
Gain (loss) on foreign exchange	77	(146)	79	(46)
Gain (loss) on change in fair value of derivative liabilities	—	(8,374)	—	181
Impairment of long-term investment	—	(2,930)	—	(2,930)
Other (expense) income, net	(353)	(338)	673	(795)

Total other expense, net	(2,381)	(16,549)	(1,994)	(10,542)

Loss from operations, before tax	(55,312)	(82,702)	(108,575)	(207,378)
Provision for income taxes	78	188	488	550

Net loss	(55,390)	(82,890)	(109,063)	(207,928)

Less: net loss attributable to the noncontrolling interest	—	—	27	—

Net loss attributable to A123 Systems, Inc.	$(55,390)	$(82,890)	$(109,036)	$(207,928)

Net loss per share attributable to A123 Systems, Inc.—basic and diluted:	$(0.44)	$(0.56)	$(0.95)	$(1.43)

Weighted average number of common shares outstanding—basic and diluted	124,513	146,989	115,066	145,205

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2012	2011	2012
Net loss	$(55,390)	$(82,890)	$(109,063)	$(207,928)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	18	—	(383)	—

Comprehensive loss	(55,372)	(82,890)	(109,446)	(207,928)
Less: loss attributable to the noncontrolling interest	—	—	(27)	—

Comprehensive loss attributable to A123 Systems, Inc.	$(55,372)	$(82,890)	$(109,419)	$(207,928)

A123 Systems, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except per share data)

	Common Stock, $0.001 Par Value
					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interest
	Shares	Amount
BALANCE—January 1, 2011	105,194	$105	$790,256	$(391,228)	$(935)	$398,198	$334
Stock-based compensation	—	—	6,721	—	—	6,721	—
Exercise of stock options	602	1	1,976	—	—	1,977	—
Vesting of restricted stock units	45	—	—	—	—	—	—
Issuance of common stock	20,184	20	115,167	—	—	115,187
Purchase of subsidiary shares by noncontrolling interest holder	—	—	—	—	—	—	600
Deconsolidation of subsidiary	—	—	—	—	—	—	(907)
Net loss	—	—	—	(109,036)	—	(109,036)	(27)
Other comprehensive loss	—	—	—	—	(383)	(383)	—

BALANCE—June 30, 2011	126,025	$126	$914,120	$(500,264)	$(1,318)	$412,664	$—

BALANCE—January 1, 2012	134,343	$134	$946,506	$(648,958)	$(1,317)	$296,365	$—
Stock-based compensation	—	—	7,052	—	—	7,052	—
Exercise of stock options	11	—	12	—	—	12	—
Vesting of restricted stock units	287	—	—	—	—	—	—
Issuance of common stock	12,500	13	11,451	—	—	11,464	—
Net loss	—	—	—	(207,928)	—	(207,928)	—
Other comprehensive loss	—	—	—	—	—	—	—

BALANCE—June 30, 2012	147,141	$147	$965,021	$(856,886)	$(1,317)	$106,965	$—

See notes to condensed consolidated financial statements.

A123 Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities:
Net loss	$(109,063)	(207,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,697	14,059
Noncash rent	(102)	(90)
Noncash loss on equity investments	625	806
Impairment of long-lived and intangible assets	2,645	3,316
Impairment of long-term investment	—	2,930
Gain on change in fair value of derivative liabilities	—	(181)
Gain on asset transfer and subsequent deconsolidation of variable interest entity (VIE)	(1,255)	—
Loss on disposal of property and equipment	28	—
Amortization of debt issuance costs and noncash interest expense	1,178	3,759
Stock-based compensation	6,721	7,052
Changes in operating assets and liabilities, excluding the effect of deconsolidation of VIE:
Accounts receivable	(10,217)	27,708
Inventory	(36,227)	7,090
Deferred cost	(1,285)	(258)
Prepaid expenses and other assets	(5,663)	(3,027)
Accounts payable	23,179	(4,767)
Accrued expenses	3,429	45,411
Deferred revenue	(363)	(1,814)
Other liabilities	2,306	(5,395)

Net cash used in operating activities	(113,367)	(111,329)

Cash flows from investing activities:
Increase in restricted cash	(565)	(40,090)
Purchases of and deposits on property, plant and equipment	(86,279)	(15,553)
Proceeds from government grant	26,138	2,150
Purchase of investments	(1,891)	—

Net cash used in investing activities	(62,597)	(53,493)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	115,285	23,502
Net proceeds from convertible debt offering and issuance costs	—	46,889
Proceeds from government grant	900	—
Proceeds from exercise of stock options	1,977	12
Proceeds from issuance of debt, net of offering costs	139,068	—
Principal payments on revolving credit line	—	(38,094)
Principal payments on long term debt	(2,591)	(4,943)
Payments on capital lease obligations	(1,225)	(1,767)
Contributions from noncontrolling interest	600	—

Net cash provided by financing activities	254,014	25,599

Effect of foreign exchange rates on cash and cash equivalents	(17)	—

Net decrease in cash and cash equivalents	78,033	(139,223)
Cash and cash equivalents at beginning of period	216,841	186,893

Cash and cash equivalents at end of period	$294,874	$47,670

Supplemental cash flow information—cash paid for interest	$351	$2,863

Noncash investing and financing activities:
Increase in accounts payable and accrued expenses for property, plant and equipment	$27,329	$6,563

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

        Management Plan Note—The Company has incurred significant net losses and negative operating cash flows since inception. At June 30, 2012, the Company had an accumulated deficit of $856.9 million, including a $207.9 million net loss incurred for the six months ended June 30, 2012. The Company had $47.7 million in cash and cash equivalents at June 30, 2012, down from $186.9 million at December 31, 2011.

        On March 26, 2012, the Company launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at its Livonia, Michigan manufacturing facility. The cost of this field campaign is estimated at $51.6 million. In addition, the Company recorded an inventory charge of approximately $15.2 million related to inventory produced at its Michigan facilities that may be defective. As a result of this field campaign and the charge for existing prismatic cell inventory, the Company has begun to rebuild its inventory and manage its backlog for existing customer orders while simultaneously replacing the defective customer modules and packs. As a result of this field campaign, the Company expects to continue to incur significant net losses and negative operating cash flows over the next several quarters.

        On May 11, 2012, the Company amended its revolving credit facility with its lead bank. This amendment eliminated the borrowing facility and provided for up to $15.0 million as security for letters of credit. All outstanding letters of credit are required to be cash collateralized at 105% of their face amount. At June 30, 2012, the Company had $10.8 million of restricted cash to collateralize primarily the outstanding letters of credit.

        At June 30, 2012, the Company had $47.7 million of cash and cash equivalents. Additionally, $30.0 million of cash was released from restricted cash on July 6, 2012 as discussed below. The Company's credit facility and the 2013 Senior Notes (discussed below) contain a covenant requiring the Company to maintain an unrestricted cash balance of at least $40.0 million. During the six months ended June 30, 2012, the Company used on average $18.0 million to $25.0 million per month in net operating and investing cash flows. Based on the Company's historical use of cash, the Company expects its cash balance to fall below this required minimum by the end of August 2012.

        The above circumstances, along with the Company's history and near term forecast of incurring significant net losses and negative operating cash flows, raise substantial doubt regarding its ability to continue as a going concern. The Company is considering a broad set of strategic alternatives to improve its liquidity, including measures to reduce costs and improve efficiency, accessing additional sources of capital through existing and potentially new arrangements, and other strategic options. See Note 10(b) Subsequent Events—Memorandum of Understanding from Wanxiang Group Corporation. In connection with this proposed transaction, the Company is currently in discussions with the holders of the 2013 Senior Notes and the Company's lead bank that holds the revolving credit facility to modify the respective agreements to reduce the minimum unrestricted cash balance from $40.0 million to a lower amount. Although management's intent is to improve the Company's operating efficiencies, to obtain additional financing (as discussed in Note 10(b) Subsequent Events) and to modify the terms and covenants in its 2013 Senior Notes and its revolving credit facility, there is no assurance that it will

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

be able to obtain such financing on favorable terms, if at all, or to modify the covenants, or to successfully further reduce costs in such a way that would continue to allow the Company to operate its business.

        On May 24, 2012, the Company sold to accredited investors of $50.0 million aggregate principal amount of 6.00% senior convertible notes (the "2013 Senior Notes"), and warrants to purchase shares of common stock (the "May 2012 Warrants"), equal to 30% of the number of shares underlying the 2013 Senior Notes assuming conversion at the initial conversion price. As of June 30, 2012, $30.0 million of proceeds subject to a control account agreement was recorded as restricted cash. Such proceeds were released from restricted cash on July 6, 2012, upon satisfaction of the conditions of the agreements with the holders of the 2013 Senior Notes. Pursuant to the agreements with the holders of such notes and its credit facility provider, the Company must maintain a minimum cash balance of $40.0 million (See below for more details).

        On July 10, 2012, the Company sold an aggregate of 7,692,308 shares of the Company's common stock and warrants to purchase additional shares of such common stock (the "July 2012 Warrants") for an exercise price of $0.001 per share to certain existing institutional investors. The Company agreed to sell the common shares at an initial negotiated purchase price of $1.30, subject to adjustment as described below.

        Pursuant to the July 2012 Warrants, the Company issued to the institutional investors 6,662,852 additional shares of common stock in two separate issuances on July 12, 2012 and July 30, 2012 due to the decrease in the volume weighted average stock price compared to the initial purchase price of $1.30. The Company also paid $2.2 million to the institutional investors due to a limitation on the number of shares that could be settled under the warrants. The net offering proceeds to the Company from the issuance of 14,355,160 shares of common stock, after deducting the placement agent's fees and other estimated offering expenses of approximately $1.0 million and the cash settlement of $2.2 million on the warrants, were approximately $6.8 million.

        As noted above, the Company's revolving credit facility and the 2013 Senior Notes agreements require the Company to maintain a minimum cash balance of $40.0 million. If the Company's cash balance falls below $40.0 million, it would be considered an event of default per the covenants of the revolving credit facility and the 2013 Senior Notes.

        Upon an event of default under the revolving credit facility, the bank could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the Company was unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. As of June 30, 2012, the Company had $8.6 million of outstanding letters of credits and no borrowings.

        An event of default under the 2013 Senior Notes would trigger redemption rights, pursuant to which a holder could require the Company to redeem all or any portion of such note by delivering an event of default redemption notice to the Company which would include the redemption price. The redemption price equals the greater of (i) the product of (A) the conversion amount to be redeemed, multiplied by (B) the redemption premium (125%) and (ii) the product of (A) the conversion rate in effect at such time as the holder delivers an event of default redemption notice with respect to the conversion amount to be redeemed, multiplied by (B) the greatest closing sale price of the shares of the Company's common stock during the period beginning on the date immediately preceding such

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

event of default and ending on the date the holder delivers the event of default redemption notice. The Company must deliver the redemption price to the holder within five business days after receiving the event of default redemption notice.

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

        Basis of Presentation—The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2012 and for the three and six months ended June 30, 2011 and 2012 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2012. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP for complete financial statements.

        The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position as of June 30, 2012 and results of its operations for the three and six months ended June 30, 2011 and 2012, and its cash flows for the three and six months ended June 30, 2011 and 2012. The interim results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

        Revisions to Amounts Previously Presented—Certain prior period amounts have been reclassified to conform to the current period presentation. Deferred costs of $1.3 million for the six months ended June 30, 2011 related to costs of product shipments where title has passed to the customer but not all of the revenue recognition criteria have been met, have been reclassified from inventory to deferred costs in the condensed consolidated statement of cash flow. Additionally, customer deposits received from customers of $0.8 million for products that have not been shipped, have been reclassified from deferred revenue to other current liabilities in the condensed consolidated statement of cash flow. There was no impact to net cash used in operating activities for the three and six months ended June 30, 2011.

        Comprehensive Income—In June 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) as amended, requiring amendments to the disclosure for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011, requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to this guidance which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income either in a single continuous statement of comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance is effective for annual periods beginning after December 15, 2011. The Company adopted the amended guidance requiring presentation of comprehensive income in two consecutive financial statements for the six months ended June 30, 2012. The implementation of this guidance did not have a material impact on the Company's condensed consolidated results of operations or financial position.

        Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In February 2011, the Company entered into an agreement to transfer certain of its assets held by its wholly owned Korean subsidiary to its joint venture with a quasi governmental entity in the Peoples' Republic of China. The asset transfer and subsequent deconsolidation of the joint venture resulted in a $1.2 million gain recognized in other expense, net for the three and six months ended June 30, 2011. Prior to February 2011, the joint venture was consolidated as a variable-interest entity, but did not have a material impact on the Company's consolidated financial operations and did not represent a material portion of the Company's consolidated assets.

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

        Government Grants—The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of each individual grant as of each reporting period to ensure that the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. For example, if a grant has conditions where the Company must create and maintain a certain number of jobs, the Company records the grant in the period that it has evaluated and determined that the necessary number of jobs has been created and, based on the Company's forecasts, it is reasonably assured that the jobs will be maintained during the required employment period. Government grants are recognized in the condensed consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the condensed consolidated statements of operations over the period that the Company is required to comply with the conditions of the grants. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

operations over the estimated useful life of the depreciable asset as reduced depreciation expense. For the three and six months ended June 30, 2011, the Company recorded $3.4 million and $6.1 million, respectively, as a reduction to depreciation expense related to reduced carrying value of property, plant and equipment due to government grants reimbursements. For the three and six months ended June 30, 2012, the Company recorded $9.5 million, and $17.7 million, respectively, as a reduction to depreciation expense related to reduced carrying value of property, plant and equipment due to government grants reimbursements.

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

        In instances where the Company has deferred revenue due to not meeting all of the revenue recognition criteria but where title has passed to the customer, the Company also defers the associated costs of revenue until such time that it is able to recognize the revenue. Deferred costs of revenue are classified in the condensed consolidated balance sheets as deferred costs under current assets as these are expected to be recognized as cost of revenue in the condensed consolidated statement of operations within one year. As of December 31, 2011 and June 30, 2012, the Company had deferred cost of revenue of $6.3 million and $6.5 million, respectively.

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

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

        During the three and six months ended June 30, 2011, the Company recognized $0.2 million in license fee revenue. During the three and six months ended June 30, 2012, the Company recognized $0.6 million and $1.1 million, respectively, in license fee revenue.

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

        Currently, the Company has two outstanding technology license agreements with its customers to license certain of its technology in the field of consumer electronic devices (excluding power tools and certain other consumer products) and in the field of manufacturing advance battery systems and modules in the transportation market. In connection with the license agreements, the licensees have paid up front, non-refundable license fees and will pay ongoing royalties based on a percentage of the licensees' net sales of products that use or embody the licensed technology and know-how. The Company has commenced recognizing revenue on both of the upfront license fees over the longer of the license term or the expected customer relationship.

        Deferred revenue related to the license agreements were $34.5 million and $33.4 million as of December 31, 2011 and June 30, 2012, respectively.

  Customer Deposits

        Customer deposits received from customers related to products where title has not passed are recorded in other liabilities. The Company classifies as long-term the portion of customer deposits that are expected to be recognized beyond one year. Upon transfer of title and when all of the revenue recognition criteria have been met, the Company recognizes the related revenue. If not all of the revenue recognition criteria have been met, but title to the goods has passed to the customer, the Company records the related amount in deferred revenue. As of December 31, 2011 and June 30, 2012, the Company recorded customer deposits of $6.9 million and $1.5 million in other current liabilities, respectively.

        Production start-up—Production start-up expenses consist of manufacturing salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it has been qualified for production, including the cost of raw materials run through the production line during the qualification phase. During the three and six months ended June 30, 2011, the Company incurred production start-up expenses related to its facility in Romulus, Michigan and related to the second production line in its facility in Livonia, Michigan. By the end of 2011, the Company had completed the qualification of the Livonia and Romulus, Michigan facilities.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

There were no production start-up expenses during the three and six months ended June 30, 2012 as all of the Company's facilities completed its qualification by December 31, 2011. A portion of production start-up expenses incurred during the three and six months ended June 30, 2011 was offset by government grant funding. The following table presents production start-up expenditures included in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Production start-up expenditures
Aggregated production start-up expenditures	$4,944	$—	$11,941	$—
Production start-up reimbursements	(1,447)	—	(3,823)	—

Production start-up expenses	$3,497	$—	$8,118	$—

        Fair Value of Financial Instruments—Except for the convertible notes (the 2016 Notes as defined in Note 8 and the 2013 Senior Notes) outstanding, the carrying amount of all financial instruments approximate their fair values as of December 31, 2011 and June 30, 2012. The carrying amount of cash (level 1) and cash equivalents, restricted cash (level 1) and cash equivalents approximates fair value due to the short-term nature of these items. Management believes that the Company's debt obligations (level 2), except for the 2016 Notes outstanding as of December 31, 2011 and June 30, 2012, and the 2013 Senior Notes outstanding as of June 30, 2012, accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value. The Company's outstanding 2016 Notes (level 2) have an estimated fair value of $51.4 million and $37.4 million as of December 31, 2011 and June 30, 2012 based on available market data. As of December 31, 2011 and June 30, 2012, the 2016 Notes had a carrying value of $140.1 million and $140.5 million reflected in long-term debt in the Company's condensed consolidated balance sheet, which reflects the face amount of $143.8 million, net of the unamortized discount. The Company's outstanding 2013 Senior Notes (level 2) have an estimated fair value of $61.5 million as of June 30, 2012 (includes the fair value of the embedded derivatives) based on available market data. As of June 30, 2012, the 2013 Senior Notes had a carrying value of $41.9 million (includes the amounts allocated to the derivative liabilities) reflected in the current portion of long-term debt and long-term debt in the Company's condensed consolidated balance sheet, which reflects the face amount of $47.1 million, net of the unamortized discount.

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

        Items Measured at Fair Value on a Recurring Basis—The following tables show assets measured at fair value on a recurring basis and the input categories associated with those assets (in thousands):

		As of December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Money market funds	$160,944	$160,944	$—	$—

		As of June 30, 2012
	Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$65,947	$65,947	$—	$—
Liabilities:
Warrant derivative liability	$18,650	$—	$—	$18,650
Embedded derivatives	3,624	—	—	3,624

	$22,274	$—	$—	$22,274

        Cash and cash equivalents include investments in money market fund investments that are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets.

        The Company's warrant derivative liability represents the liability for the January 2012 Warrants and May 2012 Warrants issued to institutional investors (Note 2). The warrant derivative liability is carried at fair value and is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The warrant liability is calculated using the Black-Scholes option pricing method. The initial fair value of the January 2012 Warrants at the date of issuance was determined to be $11.9 million using the Black- Scholes option pricing method applying the following assumptions: (i) risk-free rate of 0.31%, (ii) remaining term of 2.5 years, (iii) no dividend yield, (iv) volatility of 79%, (v) the exercise price of $2.71, and (vi) the stock price on the date of measurement. As of June 30, 2012, the fair value of the January 2012 Warrants was determined to be $8.7 million using the Black-Scholes option pricing method applying the following assumptions: (i) risk-free rate of 0.34%, (ii) remaining term of 2.08 years, (iii) no dividend yield, (iv) volatility of 94%, (v) the exercise price of $2.71, and (vi) the stock price on the date of measurement. A 10% change in volatility would impact the fair value of the warrant as of June 30, 2012 by $0.8 million. In the event of a change in control, these warrants require a cash payment based on contractually defined inputs. The probability of a change in control has been factored into the valuation of the liability.

        The initial fair value of the May 2012 Warrants at the date of issuance was determined to be $7.7 million using the Black- Scholes option pricing method applying the following assumptions:

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

(i) risk-free rate of 0.99%, (ii) remaining term of 5.5 years, (iii) no dividend yield, (iv) volatility of 77%, (v) the exercise price of $1.29, and (vi) the stock price on the date of measurement. As of June 30, 2012, the fair value of the May 2012 Warrant was determined to be $9.9 million using the Black-Scholes option pricing method applying the following assumptions: (i) risk-free rate of 0.80%, (ii) remaining term of 5.4 years, (iii) no dividend yield, (iv) volatility of 78%, (v) the exercise price of $1.29, and (vi) the stock price on the date of measurement. A 10% change in volatility would impact the fair value of the warrant as of June 30, 2012 by $0.6 million. In the event of a change in control, these warrants require a cash payment based on contractually defined inputs. The probability of a change in control has been factored into the valuation of the liability.

        The Company's embedded derivative liability represents the liability for the embedded derivative conversion and redemption features within the 2013 Senior Notes that are not clearly and closely related to the debt and do not meet the criteria for equity classification. Accordingly, these embedded derivatives are measured at fair value separate from the debt obligation and recorded as a liability. While measured separately, the embedded derivatives and the debt obligation are carried on a combined basis and reflected in the current portion of long-term debt in the Company's condensed consolidated balance sheet. The embedded derivative liability is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The initial fair value of the embedded derivatives upon issuance was determined to be $2.8 million using the binomial lattice valuation model applying the following assumptions: (i) risk-free rate of 0.22%, (ii) bond yield of 30%, (iii) no dividend yield, (iv) volatility of 100.8%, (v) recovery rate of 35%, and (vi) the stock price on the date of measurement. As of June 30, 2012, the fair value of the embedded derivatives upon issuance was determined to be $3.6 million using the binomial lattice valuation model applying the following assumptions: (i) risk-free rate of 0.21%, (ii) bond yield of 30%, (iii) no dividend yield, (iv) volatility of 101.3%, (v) recovery rate of 35%, and (vi) the stock price on the date of measurement. The probability of a change in control and the probability of debt covenant triggers have been factored into the valuation of the embedded derivative liability.

        The following table provides a roll forward of the fair value of these liabilities, where fair value is determined by Level 3 inputs (in thousands):

Three Months Ended June 30, 2012
Balance at April 1, 2012	$3,346
Issuance of May 2012 Warrants	7,712
Embedded derivatives associated with the 2013 Senior Notes	2,842
Change in fair value	8,374

Balance at June 30, 2012	$22,274

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies (Continued)

Six Months Ended June 30, 2012
Balance at January 1, 2012	$—
Issuance of January 2012 Warrants	11,901
Issuance of May 2012 Warrants	7,712
Embedded derivatives associated with the 2013 Senior Notes	2,842
Change in fair value	(181)

Balance at June 30, 2012	$22,274

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

        The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive (in thousands):

	June 30,
	2011	2012
2016 Notes upon conversion to common stock	19,965	19,965
2013 Senior Notes upon conversion to common stock(1)	—	39,938
Warrants to purchase common stock	45	25,257
Options to purchase common stock	11,240	12,001
Unvested restricted stock units	1,316	6,482

	32,566	103,643

(1)
The number of potentially dilutive shares attributable to the 2013 Senior Notes was calculated based on the principal outstanding as of June 30, 2012 and the initial conversion price of $1.18 per share. The conversion price is subject to change as outlined in Note 2, Private Placement.

2. Private Placements

January Registered Direct Offering

        On January 25, 2012, the Company sold an aggregate of 12,500,000 units to an institutional investor at a price of $2.034 per unit, with each unit consisting of (i) one share of its common stock ("Common Stock") and (ii) one warrant to purchase one share of Common Stock ("January 2012 Warrants"), in a registered direct offering for gross proceeds of approximately $25.4 million. The net proceeds to the Company from the sale of the units, after deducting the placement agent's fees and other estimated offering expenses, was approximately $23.5 million. The January 2012 Warrants have an exercise price of $2.71 per share, and the January 2012 Warrants can be exercised beginning on July 26, 2012 and will expire on July 28, 2014. In the event of a fundamental change, as defined in the Warrants, the Purchasers are entitled to a fair value settlement for the lost option value determined on

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Private Placements (Continued)

a Black-Scholes-based calculation with defined assumptions within the agreement. The January 2012 warrants have been accounted for as a liability. The fair value of the January 2012 warrants on the date of issuance was $11.9 million. See Note 1, Fair Value of Financial Instruments. The remaining net proceeds were allocated to common stock. In addition, at any time during both the ten trading days beginning on June 18, 2012 (the "First Option Period") and the ten trading days beginning on July 23, 2012 ("the Second Option Period"), the Company had the right, subject to certain conditions (including the Company having an arithmetic average of the daily volume weighted average common stock price of greater than $1.00 during the 30 trading days prior to each additional sale option period), to require the investors to purchase in each such period up to an additional 6,250,000 shares of Common Stock, for an aggregate of up to 12,500,000 additional shares of Common Stock. The Company did not meet the required conditions during the First Option Period and therefore did not exercise the purchase right described above. On July 5, 2012, the Company and the institutional investor agreed to terminate the purchase right associated with the Second Option Period. Accordingly, the Company will not be able to require the investor to purchase any additional shares.

Private Senior Convertible Notes and Warrants Offering

        On May 24, 2012, the Company issued $50.0 million aggregate principal amount of senior convertible notes and warrants to purchase 12,711,864 shares of its common stock to institutional investors.

        The 2013 Senior Notes and the May 2012 Warrants are detachable and legally separable. See Note 8 for a summary of the material terms on the 2013 Senior Notes.

        The May 2012 Warrants have an exercise price equal to $1.29 per share, and the May 2012 Warrants can be exercised beginning on November 26, 2012 and will expire on November 24, 2017. In the event of a fundamental change, as defined in the Warrants, the Purchasers are entitled to a fair value settlement for the lost option value determined on a Black-Scholes-based calculation with defined assumptions within the agreement. The May 2012 Warrants have customary anti-dilution adjustments as well as an exercise price reset provision upon the issuance of common stock at a per share price less than the exercise price currently in effect for the warrant. The May 2012 Warrants have been accounted for as a liability. The fair value of the May 2012 Warrants on the date of issuance was $7.7 million. See Note 1, Fair Value of Financial Instruments. On July 13, 2012, the purchase price of the May 2012 Warrants was adjusted from $1.29 to $0.74 due to a common stock issuance on July 12, 2012. On July 31, 2012, the purchase price of the May 2012 Warrants was further adjusted from $0.74 to $0.42 due to a common stock issuance on July 30, 2012. See Note 10 for details on this common stock issuance subsequent to the June 30, 2012.

        The May 2012 Warrants may not be exercised if, after giving effect to the exercise, the Purchasers, together with their affiliates, would beneficially own in excess of 4.99% (the "Maximum Percentage"). The Maximum Percentage may be raised to any other percentage not in excess of 9.99% at the option of the holder of the May 2012 Warrants, upon at least 61-days' prior notice to the Company, or lowered to any other percentage, at the option of the Purchasers, at any time.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

3. Government Grants

  Center of Energy and Excellence Grant

        In February 2009, the State of Michigan awarded the Company a $10.0 million Center of Energy and Excellence grant. Under the agreement, the State of Michigan will provide cost reimbursement for 100% of qualified expenditures based on the achievement of certain milestones by March 2012. There are no substantive conditions attached to this award that would require repayment of amounts received if such conditions were not met. The Company received $3.0 million of this grant in March 2009 and $6.0 million of this grant in July 2010, with additional payments to be made based on the achievement of certain milestones in the facility development. Through June 30, 2012, the Company has used $8.8 million of these funds, of which $7.9 million and $0.9 million was recorded as an offset to property, plant and equipment and operating expenses, respectively. For the six months ended June 30, 2011, $0.1 million was recorded as an offset to operating expenses in the condensed consolidated statements of operations, respectively. There was no offset to operating expenses recorded for the three months ended June 30, 2011. For the three and six months ended June 30, 2012, $0.2 million and $0.5 million were recorded as an offset to operating expenses in the condensed consolidated statements of operations, respectively.

        As of June 30, 2012, $0.2 million of these funds were recorded in short term restricted cash, $1.0 million in prepaid and other current assets, and $1.2 million in other current liabilities.

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

        High Tech Credit—The High-Tech Credit agreement provides the Company with a 15-year tax credit, based on qualified wages and benefits multiplied by the Michigan personal income tax rate beginning with payments made for the 2011 fiscal year. The tax credit has an estimated value of up to $25.3 million, depending on the number of jobs created in Michigan. The proceeds to be received by the Company will be based on the number of jobs created, qualified wages paid and tax rates in effect over the 15 year period. The tax credit is subject to a repayment provision in the event the Company relocates a substantial portion of the jobs outside the state of Michigan on or before December 31, 2026. As of December 31, 2011 and June 30, 2012, the Company recorded undiscounted long-term receivables of $1.0 million and $1.6 million, respectively, with an offsetting balance in other long-term liabilities in the condensed consolidated balance sheet as it is reasonably assured that the Company will comply with the conditions of the tax credit and will receive the proceeds. The balance will be recognized in the condensed consolidated statements of operations over the term that the Company is required to maintain the required number of jobs in Michigan.

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

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

3. Government Grants (Continued)

The Company is required to create 300 jobs no later than December 31, 2016 for the tax credit to be non-refundable. The tax credit is subject to a repayment provision in the event the Company relocates 51% or more of the 300 jobs outside of the state of Michigan within three years after the last year the tax credit is received. Through June 30, 2012, the Company has incurred $200.0 million in qualified expenses related to the construction of the Livonia and Romulus facilities. When the Company has met the filing requirements for the tax year ending December 31, 2012, the Company expects to begin receiving $100.0 million in proceeds related to these expenses. As of December 31, 2011 and June 30, 2012, the Company has recorded undiscounted receivables of $100.0 million, as it is reasonably assured that the Company will comply with the conditions of the tax credit and will receive the proceeds. Upon recording the receivables, the Company reduced the basis in the fixed assets acquired in accordance with the tax credit and this will be recognized in the condensed consolidated statements of operations over their estimated useful lives of the depreciable asset as reduced depreciation expense.

  U.S. Department of Energy Battery Initiative

        In December 2009, the Company entered into an agreement establishing the terms and conditions of a $249.1 million grant awarded under the U.S. Department of Energy ("DOE") Battery Initiative to support manufacturing expansion of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE will provide cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012. The agreement also provides for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009. There are no substantive conditions attached to this award that would require repayment of amounts received if such conditions were not met. In April 2012, the term of the award was extended by two years through December 2, 2014. Through June 30, 2012, the Company has incurred $260.6 million in qualified expenses, of which 50%, or $130.3 million, are allowable costs for reimbursement, nearly all of which have been reimbursed. For the three months ended June 30, 2011 and June 30, 2012, the Company incurred allowable costs of $16.4 million and $0.9 million, of which $13.9 million and $0.6 million was recorded as an offset to property, plant and equipment and $2.5 million and $0.3 million was recorded as an offset to operating expenses, respectively. For the six months ended June 30, 2011 and June 30, 2012, the Company incurred allowable costs of $27.9 million and $2.5 million, of which $21.5 million and $2.0 million was recorded as an offset to property, plant and equipment and $6.4 million and $0.5 million as an offset to operating expenses, respectively. As of December 31, 2011 and June 30, 2012, the Company recorded $0.8 million and $0.7 million, respectively, as receivables in prepaid expenses and other current assets in the condensed consolidated balance sheets.

4. Inventory

        Inventory consists of the following (in thousands):

	December 31, 2011	June 30, 2012
Raw materials	$44,493	$42,873
Work-in-process	53,924	44,133
Finished goods	4,977	9,298

	$103,394	$96,304

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

4. Inventory (Continued)

        The Company's lower of cost or market provision as of December 31, 2011 and June 30, 2012 was $4.9 million and $5.2 million, respectively. The inventory on hand as of June 30, 2012 was written down by $5.2 million to reduce specific inventory items on hand with unit costs that exceed their net realizable value. The net realizable value of inventory is calculated by taking the estimated selling price of the inventory on hand based on customer contracts and forecasted sales and subtracting the remaining costs to complete and dispose of the inventory. As a result of the field campaign launched related to the defective prismatic cells produced at the Livonia, Michigan manufacturing facility, the Company wrote down $15.2 million in inventory that was impacted by the defective prismatic cells during the six months ended June 30, 2012. See Note 1 for additional details.

5. Investments

Cost-Method Investments

        In January 2010, the Company entered into an agreement to purchase preferred stock of Fisker Automotive, Inc., a maker of plug-in hybrid electric vehicles in the United States ("Fisker"). The Company agreed to invest (i) cash of $13.0 million; and (ii) shares of the Company's common stock, which, when transferred to Fisker, had a fair market value of $7.5 million. The Company is accounting for its investment under the cost method. In December 2011, the Company elected not to participate in Fisker's subsequent stock financing. This election not to participate resulted in the conversion of the Company's preferred shares of Fisker to common shares on a 2:1 ratio. As such, the Company performed an analysis and valuation of its investment in Fisker resulting in an adjusted investment value of $8.9 million as of December 31, 2011.

        During the three months ended June 30, 2012, the Company updated its analysis and valuation of its investment in Fisker resulting in the recognition of an impairment charge of $2.9 million for the three and six months ended June 30, 2012. The Company's investment in Fisker at June 30, 2012 had a carrying value of $6.0 million.

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

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

5. Investments (Continued)

        For the three and six months ended June 30, 2011 and for the three and six months ended June 30, 2012, the Company recorded a loss of $0.4 million, $0.6 million, $0.3 million and $0.8 million, respectively, in the condensed consolidated statements of operations related to its share of losses in investments accounted for under the equity method.

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

        On April 12, 2012, a similar complaint was filed in the United States District Court for the District of Massachusetts by Terry Leon Fike, purportedly acting individually and on behalf of other similarly situated persons, against the same defendants. The complaint makes similar allegations and also asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and a purported class period from February 28, 2011 through March 23, 2012. On June 7, 2012, the Court consolidated the two cases and appointed a lead plaintiff and lead counsel for the asserted class. No substantive response has been required at this time.

        On May 14, 2012, a putative derivative action was filed in the U.S. District Court for the District of Massachusetts against the Board of Directors and certain others, as well as against the Company as a nominal defendant, captioned, Jane Ahmed v. David P. Vieau, David Prystash, John Granara, Desh Deshpande, Arthur L. Goldstein, Gary E. Haroian, Dr. Paul E. Jacobs, Mark M. Little, Jeff McCarthy and Dr. Bart Riley, 1:12-CV-10865-RGS. The complaint alleges that certain of the Company's disclosures between February 28, 2011 and March 28, 2012 were materially misleading because they failed to disclose the prismatic cell manufacturing issues and that the individual defendants violated their fiduciary duties and other causes of action on behalf of the company. The complaint alleges that demand on the board to take such actions would be "futile" and should be excused. On June 6, 2012, the defendants moved to dismiss the complaint on the ground that demand on the board of directors was required under Delaware law and that plaintiff had not properly pled that demand in this case should be excused as futile. On June 20, 2012, plaintiff opposed that motion, and on June 25, defendants submitted a reply in further support of their motion to dismiss. The motion to dismiss has not been decided at this time.

        On May 15, 2012 the Company received a letter addressed to its Board of Directors from an attorney representing an individual claiming to be a shareholder of the Company. The letter asserts that the Company's disclosures between November 9, 2010 and March 28, 2012 were materially misleading as a result of the prismatic cell manufacturing issue disclosed in March of 2012, and asserts that the Board breached its fiduciary duties during this time. The letter makes a demand on the Board to investigate the alleged inaccurate statements and to consider potential legal action against those

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

deemed responsible. The Board considered the issues raised in the letter and retained independent counsel to advise them. On August 3, 2012 the Board's counsel responded to the letter on the Board's behalf indicating that the Board considered the allegations in the demands based on an investigation on behalf of the Board conducted by outside directors with the assistance of counsel and determined that it would not be in the best interest of the Company or its stockholders to commence or maintain an action against any present or former officer or director of the Company concerning the matters alleged in the demand and refused the demands.

        On May 21, 2012, a putative derivative action was filed in Superior Court for the Commonwealth of Massachusetts against the Board of Directors and certain others, as well as against the Company as a nominal defendant, captioned, Murray Sussman v. David P. Vieau, Gururaj Deshpande, Gilbert N. Riley, Jr., Jeffrey McCarthy, Gary E. Haroian, Arthur L. Goldstein, Paul E. Jacobs, Mark M. Little, David Prystash, John Granara, Case No. 12-917. The complaint asserts substantially similar allegations and claims as the Ahmed complaint summarized above, including that demand on the board of directors should be excused as futile. On June 11, 2012, the defendants filed a motion asking the court to stay this litigation in favor of the derivative case pending in the U.S. District Court for the District of Massachusetts, or, in the alternative, that the complaint should be dismissed on the ground that demand on the board of directors was required under Delaware law and that plaintiff had not properly pled that demand in this case should be excused as futile. On July 16, 2012, the plaintiff filed a memorandum of law in opposition to defendants' motion to stay the litigation, or in the alternative, to dismiss this action. On July 27, 2012, the defendants filed a reply memorandum of law in further support of their motion to stay, or in the alternative, to dismiss the action. The motion to stay or dismiss has not been decided at this time. The court has set a hearing date of September 11, 2012 on defendants' motion to stay or dismiss.

        On July 13, 2012, the Company received a demand letter addressed to its Board of Directors from an attorney representing an individual claiming to be a shareholder of the Company. The letter alleges that the Company's disclosures between March 11, 2011 and March 12, 2012 were materially misleading as a result of the prismatic cell manufacturing issue disclosed in March of 2012 and asserts that the Board and certain current and/or former executive officers of the Company breached their fiduciary duties. The letter makes a demand on the Board to investigate the alleged breach of fiduciary duties to the Company and to consider legal action against those responsible. The Board considered the issues raised in the letter and had its independent counsel advise them. On August 3, 2012 the Board's counsel responded to the letter on the Board's behalf indicating that the Board considered the allegations in the demands based on an investigation on behalf of the Board conducted by outside directors with the assistance of counsel and determined that it would not be in the best interest of the Company or its stockholders to commence or maintain an action against any present or former officer or director of the Company concerning the matters alleged in the demand and refused the demands.

        The Company intends to defend the litigations vigorously. Currently, the Company is unable to determine the outcome of these matters and the effect, if any, they may have on its financial position or results of operations. The outcomes of these matters are inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of these matters.

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

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

As partial consideration for the license grants by LiFePO4+C Licensing AG, the Company will be required to pay royalties to LiFePO4+C Licensing AG on a quarterly basis commencing as of January 1, 2012, based on a percentage of the Company's net sales of cells, electrode systems, and/or complex systems (plus such net sales attributed to any permitted sublicensees of the Company) during such quarterly period. The Company is required to pay royalties on a sliding scale, with a maximum possible royalty rate of 2% of net sales (based on a defined percentage of the Company's product sales revenue) through the agreement's term, and based on the fiscal year in which the royalties are calculated and the accrual of total royalty in that fiscal year. Such defined percentage may also be adjusted by mutual agreement if the Company's standalone cell or electrode system revenues increase significantly in proportion to overall product revenues. During the three and six months ended June 30, 2012, the Company incurred $0.1 million in royalty obligations related to this agreement.

        Restructuring—In February 2012, as part of the Company's continuing efforts to reduce expenses and strengthen its operations, the Company decided to close down its facility in Korea while relocating a portion of its new product development and advanced manufacturing engineering teams to other facilities. The Company's need to align its manufacturing capacity with near-term customer demand and the need to reduce operating expenses are the key factors that drove the decision to restructure. The Company expects to complete the shutdown of its Korean facility in the second half of 2012. In March 2012, the Company recorded $0.8 million as a reserve for discretionary termination benefits for the Company's Korean employees, in addition to a $1.1 million severance benefits accrual from statutory requirements accounted for in accordance with Accounting Standards Codification ("ASC") Topic 712, Compensation—Nonretirement Postemployment Benefits. During the three and six months ended June 30, 2012, the Company paid $1.0 million in termination benefits resulting in a severance accrual of $0.9 million remaining as of June 30, 2012. Facility closure and other costs are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, and are recorded when the liability is incurred. During the three and six months ended June 30, 2012, the Company incurred $0.5 million in relocation expenses attributable to the restructuring efforts, of which approximately $0.1 million was paid during the three and six months ended June 30, 2012. Additionally, during the three and six months ended June 30, 2012, the Company recorded $3.3 million in asset impairment charges and lease remediation costs of $0.7 million related to the Korea facility shutdown.

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

experience and an assessment of customer-specific factors that could impact warranty costs. Based on the history of warranty claims, the Company has been able to identify the types of failures that have occurred, when in the product's life cycle they have occurred, and the frequency of its occurrence. Should actual product failure rates, costs per failure, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required. During the six months ended June 30, 2012, the Company recorded an additional charge of $51.6 million, of which $6.6 million represented the write-off of deferred costs associated with deferred revenue, related to the Company's launch of a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at its Livonia, Michigan manufacturing facility. There were no additional charges related to the field campaign resulting from the defective prismatic cells produced at its Livonia, Michigan facility for the three months ended June 30, 2012. See Note 1 for additional details.

        Product warranty activity, which is recorded in accrued expenses and other long-term liabilities on the condensed consolidated balance sheets, was as follows (in thousands):

June 30, 2012
Product warranty liability at January 1, 2012	$17,527
Accruals for new warranties issued (warranty expense)	284
Accruals for preexisting warranties (warranty expense net of deferral)	49,347
Payments made (in cash or in kind)	(6,815)

Product warranty liability at June 30, 2012	60,343

Less amounts classified as current	52,005

Long-term warranty liability	$8,338

8. Financing Arrangements

        Long-Term Debt—Long-term debt consists of the following (in thousands):

	December 31, 2011	June 30, 2012
Convertible notes (2016 Notes)	$140,064	$140,494
Convertible notes (2013 Senior Notes)	—	41,938
Term loan	2,069	—
Mass Clean Energy loan	2,691	2,773

Total	144,824	185,205
Less amounts classified as current	2,069	38,490

Long-term debt	$142,755	$146,715

        2013 Senior Notes—On May 24, 2012, the Company issued $50.0 million in aggregate principal of senior notes. The 2013 Senior Notes are convertible, at the Purchasers' option, into shares of the Company's common stock, initially at a fixed conversion price of $1.18 per share, subject to certain adjustments. The 2013 Senior Notes bear interest at a rate of 6.00% per year, subject to certain adjustments, and mature on July 15, 2013. The 2013 Senior Notes are pari passu in right of payment

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

8. Financing Arrangements (Continued)

with all existing and future unsecured senior indebtedness and will be senior in right of payment to any future subordinated indebtedness.

        The Purchasers also have the right at any time, and from time to time, after August 15, 2012, to elect to convert up to $30.0 million aggregate principal amount of 2013 Senior Notes at a price equal to 85% of the closing price of the Company's common stock on the trading day immediately preceding the conversion date; provided, however, that the Purchasers may not convert more than $3.5 million aggregate principal amount of the 2013 Senior Notes on any given trading date. The 2013 Senior Notes may not be converted if, after giving effect to the conversion, the Purchasers together with their affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company's common stock. This maximum percentage may be raised to any other percentage not in excess of 9.99% at the option of the Purchasers, upon at least 61-days' prior notice to the Company, or lowered to any other percentage, at the option of the Purchasers at any time.

        The Company is required to repay the 2013 Senior Notes in twenty-seven semi-monthly installments ("Installment Dates"), commencing on June 15, 2012 and thereafter on the 1st and 15th of each month. The amortization payment on each Installment Date is 1/29th of the principal amount of the 2013 Senior Notes, subject to certain adjustments, provided that the amortization payment on the June 15, 2012, July 1, 2012 and July 15, 2012 Installment Dates will be 1 2/3 times the amortization payment on the other Installment Dates. The Company has the right to make the interest or amortization payments and redemption payments in shares of the Company's common stock, subject to the satisfaction of certain conditions, or elect to pay in cash. Among these conditions:

  •
  there must be an effective registration statement covering such shares of common stock issuable under the terms of the 2013 Senior Notes or such shares of common stock must be eligible for sale pursuant to Rule 144 under the Securities Act without the need for registration,

  •
  the weighted average price of the Company's common stock on each of the prior 15 trading days has not been below $0.80; and

  •
  the daily dollar trading volume of the Company's common stock for each of the prior 15 trading days was at least $750,000.

        If the Company is not permitted to deliver shares of common stock with respect to an Installment Date due to a failure to satisfy any of the conditions, it must pay the applicable portion of the principal and interest amounts in cash, unless the conditions are waived by the purchaser. Whether the Company makes repayments in cash or stock (if permitted) on any Installment Date will depend primarily on the Company's finances and its trading price at the time of the applicable Installment Date.

        If the Company makes a payment in shares of common stock, the principal amount of the 2013 Senior Notes being paid will be converted into shares of the Company's common stock at a price per share equal to the lesser of the applicable conversion price and 82% of the Market Price of the Company's common stock on the applicable interest date or amortization installment date. "Market Price" means the arithmetic average of the volume weighted average price of the Company's common stock on each of the five trading days immediately preceding the applicable date, but in no event greater than the volume weighted average price of the Company's common stock on the trading date immediately preceding the applicable date.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

8. Financing Arrangements (Continued)

        The Company agreed to deposit $30.0 million of the proceeds from the 2013 Senior Notes into a bank account subject to an account control agreement. Release of these proceeds was conditioned upon:

  •
  the Company obtaining, on or prior to June 30, 2012, shareholder approval of (a) the issuance of shares of the Company's common stock in connection with the conversion, interest payments and amortization of the 2013 Senior Notes and (b) an increase in the authorized number of shares of Common Stock of the Company (the "Shareholder Approval"); and

  •
  the effectiveness, on or prior to certain deadlines, of one or more registration statements covering the shares of common stock underlying the 2013 Senior Notes and the May 2012 Warrants (the "Registration Statement Effectiveness").

        On June 29, 2012, the Company received the Shareholder Approval. Subsequent to the June 30, 2012 quarter end, on July 6, 2012, the Company fulfilled the remaining conditions for release of, and subsequently received, the $30.0 million of proceeds under the account control agreement.

        The Company measured the associated May 2012 Warrants and the 2013 Senior Note embedded derivatives at fair value separate from the debt obligation. The May 2012 Warrants are recorded as a separate liability. While measured separately, the embedded derivatives and the debt obligation are carried on a combined basis and reflected in the current portion of long-term debt and long-term debt in the Company's condensed consolidated balance sheet. Accordingly, a discount was recorded on the 2013 Senior Notes to reflect the value of the May 2012 Warrants and the embedded derivatives. The debt discount is being amortized to interest expense using the effective interest method over the term of the 2013 Senior Notes. As of June 30, 2012, the unamortized discount was $8.8 million and the carrying value of the 2013 Senior Notes, net of the unamortized discount, and the embedded derivatives was $41.9 million. The Company recorded deferred financing costs of $3.4 million that will be amortized as interest expense using the effective interest method over the term of the 2013 Senior Notes. During the three and six months ended June 30, 2012, the Company recognized interest expense of $2.6 million related to the 2013 Senior Notes, of which $0.3 million, $1.7 million, and $0.6 million relates to the contractual coupon interest accrual, the amortization of the discount, the amortization of the deferred financing costs, respectively. The embedded derivatives are required to be market to market each reporting period through earnings.

        2016 Notes—In April 2011, the Company issued $143.8 million in principal of convertible unsecured subordinated notes (the "2016 Notes"). The 2016 Notes bear interest at 3.75%, which is payable semi-annually in arrears on April 15 and October 15 each year, beginning on October 15, 2011, and mature on April 15, 2016. Holders may surrender their Convertible Notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion rate of 138.8889 shares of common stock per $1,000 aggregate principal amount of 2016 Notes, equivalent to a conversion price of approximately $7.20 per share of the Company's common stock, is subject to adjustment in certain events. Upon conversion, the Company will deliver shares of common stock. If the Company undergoes a fundamental change (as defined in the prospectus supplement relating to the 2016 Notes), the holders of the 2016 Notes have the option to require the Company to repurchase all or any portion of their 2016 Notes. The Company may not redeem the 2016 Notes prior to the maturity date.

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

8. Financing Arrangements (Continued)

        The Company recorded a debt discount to reflect the value of the underwriter's discounts and commissions. The debt discount is being amortized as interest expense over the term of the 2016 Notes. As of June 30, 2012, the unamortized discount was $3.3 million and the carrying value of the 2016 Notes, net of the unamortized discount, was $140.5 million. During the three months ended June 30, 2012, the Company recognized interest expense of $1.6 million related to the 2016 Notes, of which $1.4 million and $0.2 million relate to the contractual coupon interest accrual and the amortization of the discount, respectively. During the six months ended June 30, 2012, the Company recognized interest expense of $3.2 million related to the 2016 Notes, of which $2.8 million and $0.4 million relate to the contractual coupon interest accrual and the amortization of the discount, respectively.

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

        On March 6, 2012, the Company entered into the First Amendment to its Revolving Credit Agreement. The amendment extends the Revolving Termination Date of the agreement to June 1, 2013. On May 11, 2012, the Company entered into a subsequent amendment. This amendment eliminates the borrowing facility and provides for up to $15.0 million as security for letters of credit. All outstanding letters of credit are required to be cash collateralized at 105% of their face amount. At June 30, 2012, the Company had $10.8 million of restricted cash to collateralize primarily the outstanding letters of credit. One of the financial covenants in this revolving facility requires that the Company maintain a minimum cash balance of $40.0 million.

        The outstanding balance at December 31, 2011 was $38.1 million. As of June 30, 2012, there was no balance outstanding and there was no amount available for borrowing under the facility.

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

        As of June 30, 2012, the Company was in compliance with the covenants and terms of the agreements.

9. Related Party Transactions

        Transactions with Holders of Common Stock—In November 2011, the Company entered into a technology license agreement, a product supply agreement and a stock purchase agreement with IHI Corporation ("IHI"), an industrial equipment manufacturer located in Japan. IHI agreed to make a $25.0 million equity investment in the Company's common stock under the stock purchase agreement, which closed on November 18, 2011. In addition, the Company had exclusively licensed, for an initial term of 10 years, its advanced battery system technology and systems integration know-how to manufacture battery systems and modules for the transportation market in Japan for a one-time non-refundable license fee of $7.5 million. During the license term, the Company will also receive royalty payments based on a percentage of IHI's net sales of products that use or embody the licensed technology and know-how, minus the cost of battery cells purchased by IHI from the company for use with such products. The Company will be the exclusive supplier of lithium ion battery cells to IHI under a product supply agreement for the battery systems and modules that IHI produces. As of December 31, 2011 and June 30, 2012, the balance due of $1.6 million and $1.1 million, respectively, is included within accounts receivable, net on the condensed consolidated balance sheets. As of December 31, 2011 and June 30, 2012, the deferred revenue balance related to the technology license fee was $7.5 million and $7.1 million, respectively. During the three and six months ended June 30, 2012, amortization of the license fee resulted in the recognition of $0.2 million and $0.4 million of revenue from IHI, respectively. In January 2012, the Company entered into a value added reseller agreement and a professional services agreement with IHI. As of June 30, 2012, the Company recorded $0.2 million of deferred revenue related to the professional services agreement.

        Transactions with Joint Venture Partner's Affiliate—In December 2009, the Company entered into a joint venture with SAIC to assist the Company in growing business and sales in China's transportation industry. The Company entered into two development agreements with SAIC. During the three and six months ended June 30, 2011, the Company recorded revenue related to the development and supply agreements with SAIC of $0.2 million and $0.4 million, respectively. There was no revenue recorded during the three and six months ended June 30, 2012 related to the development and supply agreements. As of December 31, 2011 and June 30, 2012, the balance due from SAIC was $0.1 million and $40, 000, respectively, which is included within accounts receivable, net on the condensed consolidated balance sheets. There was no deferred revenue recorded as of December 31, 2011 and June 30, 2012.

        Transactions with Cost-Method Investment—In January 2010, the Company entered into a supply agreement with Fisker. The Company also holds common stock in Fisker. The Company recognizes revenue on product shipments to Fisker, within the condensed consolidated statements of operations, when all revenue recognition criteria are met. During the three and six months ended June 30, 2011,

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

9. Related Party Transactions (Continued)

the Company recorded $14.3 million and $16.0 million of revenue from Fisker, respectively. During the six months ended June 30, 2012, the Company recorded $0.2 million of revenue from Fisker. There was no revenue recorded during the three months ended June 30, 2012. At December 31, 2011 and June 30, 2012, the Company has deferred $4.4 million and $2.2 million, respectively, of service and product revenue related to the development and supply agreement. The balance due from Fisker as of December 31, 2011 and June 30, 2012, of $3.7 million and $0.2 million, respectively, is included within accounts receivable, net on the condensed consolidated balance sheets.

        Transactions with Equity-Method Investment—During March 2010, the Company entered into a technology license contract to license certain patents and technology to the Company's Joint Venture for the term of the Joint Venture, which extends to April 28, 2030. In conjunction with the license agreement, the Joint Venture paid the Company the first payment of the license fee of $1.0 million in July 2010. Revenue on the license fee will be amortized over the term of the license. Revenue recognition on the license fee is expected to commence upon the successful completion of training provided to employees of the Joint Venture. As of December 31, 2011 and June 30, 2012, the $1.0 million license fee is recorded in deferred revenue on the condensed consolidated balance sheets. Additionally, as of June 30, 2012, $0.1 million was recorded in deferred revenue related to training services.

        During December 2010, the Company entered into a service agreement to provide technical development, design, analysis and consultation services to the Joint Venture. Additionally, the Company entered into an agreement to provide sample battery system packs to the Joint Venture. For the three and six months ended June 30, 2011 and for the three and six months ended June 30, 2012, the Company recognized $1.4 million, $1.8 million, $0.9 million and $1.3 million, respectively, of product and service revenue from the Joint Venture on the condensed consolidated statements of operations. As of December 31, 2011 and June 30, 2012, $1.5 million and $2.8 million, respectively, is included within accounts receivable, net on the condensed consolidated balance sheets for amounts due from the Joint Venture.

10. Subsequent Events

(a)   Registered Direct Offering of Common Stock and Warrants

          On July 10, 2012, the Company sold an aggregate of 7,692,308 shares of the Company's common stock and warrants to purchase additional shares of such common stock for an exercise price of $0.001 per share to certain existing institutional investors. The Company agreed to sell the common shares at an initial negotiated purchase price of $1.30, subject to adjustment as described below.

          Pursuant to the July 2012 Warrants, the Company issued to the institutional investors 6,662,852 additional shares of common stock in two separate issuances on July 12, 2012 and July 30, 2012 due to the decrease in the volume weighted average stock price compared to the initial purchase price of $1.30. The Company also paid $2.2 million to the institutional investors due to a limitation on the number of shares that could be settled under the warrants. The net offering proceeds to the Company from the issuance of 14,355,160 shares of common stock, after deducting the placement agent's fees and other estimated offering expenses of approximately

A123 Systems, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

10. Subsequent Events (Continued)

  $1.0 million and the cash settlement of $2.2 million on the warrants, were approximately $6.8 million.

(b)   Memorandum of Understanding from Wanxiang Group Corporation

          On August 8, 2012, the Company announced a non-binding Memorandum of Understanding ("MOU") with Wanxiang Group Corporation ("Wanxiang").

          Under the proposed terms of the MOU, Wanxiang would provide the Company with up to $75.0 million in initial debt financing under a Senior Secured Bridge Facility (the "Bridge Facility") with an initial credit extension of $25.0 million (with cash and collateral of letters of credit) and $50.0 million to be funded after the satisfaction of certain closing conditions. Upon satisfaction of certain closing conditions, Wanxiang would purchase $200.0 million aggregate principal amount of 8.00% Senior Secured Convertible Notes of the Company (the "8.00% Convertible Notes"). The agreement would also include the potential for Wanxiang to invest up to an additional $175.0 million if it exercises warrants to purchase common stock of the Company that would be issued in connection with the Bridge Facility (the "Bridge Warrants") and in connection with the 8.00% Convertible Notes (the "Convertible Note Warrants" and together with the "Bridge Warrants," the "Warrants") for cash. Incurrence of the remaining $50.0 million of loans under the Bridge Facility would be subject to the satisfaction of certain approvals and conditions, including, without limitation approval from the Committee of Foreign Investments in the United States (or "CFIUS") and Chinese regulators. Issuance of the Convertible Notes and the related warrants would also be subject to additional conditions, including, without limitation approval from the Company's shareholders, termination of the Hart-Scott-Rodino waiting period, the conversion or redemption of all of the Company's outstanding 2013 Senior Notes and the repurchase or retirement of at least 90 percent of the Company's 2016 Notes.

          According to the proposed terms of the MOU, if the entire amount of the initial debt financing is provided to the Company and the full amount of the Warrants and 8.00% Convertible Notes are issued and exercised for cash, Wanxiang's total capital investment in the Company from these agreements would be approximately $450.0 million. The total amount of shares of the Company's common stock issuable upon exercise and conversion of the Warrants and 8.00% Convertible Notes would represent approximately 80% of the then outstanding common stock of the Company. The MOU is non-binding and the execution of definitive documentation is subject to negotiation and, among other items, the amendment of agreements with certain of the Company's existing lenders. The Company and Wanxiang are currently negotiating definitive documentation and intend to close the full transaction by the end of 2012. The Company cannot provide any assurance, however, that definitive documentation will be executed, or, if it is executed, that the conditions to funding the full investment will be fulfilled.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Form 8-K filed with the Securities and Exchange Commission, or SEC, on May 30, 2012 and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC, on March 12, 2012. This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled "Risk Factors," set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

        We have experienced significant losses since inception, as we have continued to invest to fund our growth, as well as the recent significant losses, in our business. In particular, we have invested in product development and sales and marketing in order to meet product requirements of our target markets and to secure design wins that are expected to lead to strong revenue growth and in general and administrative overhead to develop the infrastructure to support the business. We have also invested in the expansion of our manufacturing capacity to meet anticipated demand and our battery systems capabilities to provide battery systems solutions to our customers. In order to improve our financial performance, we must increase revenue and diversify our revenue across the markets that we serve. Our revenue growth and revenue diversification will depend on our ability to win new business and meet customer demand as well as our customers' abilities to achieve their sales plans and business objectives. Higher revenue will increase gross margin, as higher production volumes will provide for increased absorption of manufacturing overhead and will reduce, on a percentage basis, the costs associated with our production capacity.

        We have incurred significant net losses and negative operating cash flows since inception. At June 30, 2012, we had an accumulated deficit of $856.9 million, including a $207.9 million net losses incurred for the six months ended June 30, 2012. We had $47.7 million in cash and cash equivalents at June 30, 2012, down from $186.9 million at December 31, 2011.

        On March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at our Livonia, Michigan manufacturing facility. The cost of this field campaign is estimated at $51.6 million. In addition, we recorded an inventory charge of approximately $15.2 million related to inventory produced at our Michigan facilities that may be defective. As a result of this field campaign and the charge for existing prismatic cell inventory, we have begun to rebuild our inventory and manage our backlog for existing customer orders while simultaneously replacing the defective customer modules and packs. As a result of this field campaign, we expect to continue to incur significant net losses and negative operating cash flows over the next several quarters.

        On May 11, 2012, we amended our revolving credit facility with our lead bank. This amendment eliminates the borrowing facility and provides for up to $15.0 million as security for letters of credit. All outstanding letters of credit are required to be cash collateralized at 105% of their face amount. At June 30, 2012, we had $10.8 million of restricted cash to collateralize primarily the outstanding letters of credit.

        At June 30, 2012, we had $47.7 million of cash and cash equivalents. Additionally, $30.0 million of cash was released from restricted cash on July 6, 2012 as discussed below. Our credit facility and the 2013 Senior Notes (discussed below) contain a covenant requiring us to maintain an unrestricted cash balance of at least $40.0 million. During the six months ended June 30, 2012, we used on average $18.0 million to $25.0 million per month in net operating and investing cash flows. Based on our historical use of cash, we expect our cash balance to fall below this required minimum by the end of August 2012.

        The above circumstances, along with our history and near term forecast of incurring significant net losses and negative operating cash flows, raise substantial doubt on our ability to continue as a going concern. We are considering a broad set of solutions to improve our liquidity, including measures to reduce costs and improve efficiency, accessing additional sources of capital through existing and potentially new arrangements, and other strategic options. See Subsequent Event—Memorandum of Understanding from Wanxiang Group Corporation following Liquidity and Capital Resources. In connection with this proposed transaction, we are currently in discussions with the holders of the 2013 Senior Notes and our lead bank that holds the revolving credit facility to modify the respective agreements to reduce the minimum unrestricted cash balance from $40.0 million to a lower amount. Although our intent is to improve our operating efficiencies, to obtain additional financing (as discussed below in Subsequent Event) and to modify the terms and covenants in our 2013 Senior Notes and our revolving credit facility, there is no assurance that we will be able to obtain such financing on favorable terms, if at all, or to modify the covenants, or to successfully further reduce costs in such a way that would continue to allow us to operate our business.

        On January 25, 2012, we sold an aggregate of 12,500,000 units to an institutional investor at a negotiated price of $2.034 per unit, with each unit consisting of (i) one share of our common stock ("Common Stock") and (ii) one warrant to purchase one share of Common Stock ("January 2012 Warrants"), in a registered direct offering. The net proceeds from the sale of the units, after deducting the placement agent's fees and other estimated offering expenses, was approximately $23.5 million. The

January 2012 Warrants have an exercise price of $2.71 per share, and the January 2012 Warrants are exercisable until July 28, 2014. In the event of a fundamental change, as defined in the January 2012 Warrants, the warrant holders are entitled to a fair value settlement for the lost option value determined on a Black-Scholes-based calculation with defined assumptions within the warrant. In addition, we had the right, subject to certain conditions, to require the investors to purchase up to a total of 12,500,00 additional shares of common stock during specified time periods in June and July. We did not meet the required conditions for the June put right and on July 5, 2012, we and the investor agreed to terminate the July put right. Accordingly, we did not sell any additional shares to this investor.

        On May 24, 2012, we sold $50.0 million in aggregate principal amount of 6.00% senior convertible notes, and warrants to purchase 12,711,864 shares of common stock, equal to 30% of the number of shares underlying the 2013 Senior Notes. As of June 30, 2012, $30.0 million of proceeds subjected to a control account agreement was recorded as restricted cash. Such proceeds were released from restricted cash on July 6, 2012, upon satisfaction of the conditions of the agreements with the holders of the 2013 Senior Notes. Pursuant to the agreements with the holders of such notes and credit facility provider, we must maintain a minimum cash balance of $40.0 million.

        If our cash balance falls below $40.0 million, it would be considered an event of default under our revolving credit facility and the 2013 Senior Notes.

        Upon an event of default under the revolving credit facility, the bank could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. As of June 30, 2012, we had $8.6 million of outstanding letters of credits and no borrowings.

        An event of default under our 2013 Senior Notes would trigger the 2013 Senior Notes' redemption rights in which the holder may require us to redeem all or any portion of the Note by delivering an event of default redemption notice to us which will include the redemption price. The redemption price equals the greater of (i) the product of (A) the conversion amount to be redeemed, multiplied by (B) the redemption premium (125%) and (ii) the product of (A) the conversion rate in effect at such time as the holder delivers an event of default redemption notice with respect to the conversion amount to be redeemed, multiplied by (B) the greatest closing sale price of the shares of our common stock during the period beginning on the date immediately preceding such event of default and ending on the date the holder delivers the event of default redemption notice. We must deliver the redemption price to the holder within five business days after receiving the event of default redemption notice.

        On July 10, 2012, we sold an aggregate of 7,692,308 shares of our common stock and warrants to purchase additional shares of such common stock for an exercise price of $0.001 per share to certain existing institutional investors. We agreed to sell the common shares at an initial negotiated purchase price of $1.30, subject to adjustment as described below.

        Pursuant to the July 2012 Warrants, we issued to the institutional investors 6,662,852 additional shares of common stock in two separate issuances on July 12, 2012 and July 30, 2012 due to the decrease in the volume weighted average stock price compared to the initial purchase price of $1.30. We also paid $2.2 million to the institutional investors due to a limitation on the number of shares that could be settled under the warrants. The net offering proceeds from the issuance of 14,355,160 shares of common stock, after deducting the placement agent's fees and other estimated offering expenses of approximately $1.0 million and the cash settlement of $2.2 million on the warrants, were approximately $6.8 million.

        As part of our continuing efforts to reduce expenses, in February 2012 we began closing our facility in Korea while relocating a portion of our new product development and advanced manufacturing engineering teams to other facilities. Our need to align our manufacturing capacity with near-term customer demand and our need to reduce operating expenses are the key factors that drove the decision to restructure. We expect to complete the shutdown of our Korean facility during the second half of 2012. During the six months ended June 30, 2012, we incurred $1.3 million in termination benefits and relocation expenses related to the shutdown of our facility in Korea, of which $0.6 million is reflected in research, development and engineering expenses, $0.4 million in product cost of revenue and $0.3 million in general and administrative expenses in the condensed consolidated statements of operations. Additionally, $3.3 million of costs associated with the impairment of assets and lease remediation costs of $0.7 million are reflected in product cost of revenue in the condensed consolidated statements of operations.

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

Financial Operations Overview

Results of Consolidated Operations

        The following table sets forth the results of our operations as a percentage of revenue for each of the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue	100%	100%	100%	100%
Cost of revenue	148%	272%	161%	530%

Gross loss	(48)%	(172)%	(61)%	(430)%
Operating expenses	97%	218%	135%	276%

Operating loss	(146)%	(389)%	(196)%	(706)%

Other income (expense), net	(7)%	(97)%	(4)%	(38)%
Loss from operations, before tax	(152)%	(487)%	(199)%	(744)%
Provision for income taxes	0%	1%	1%	2%

Net loss	(152)%	(488)%	(200)%	(746)%

Other Operating Data:
Shipments (in watt hours, or Wh) (in thousands)	42,569	16,292	56,895	26,208

Three Months Ended June 30, 2011 and 2012

Revenue

        We derive revenue from product sales and providing services.

	Three Months Ended June 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Revenue
Product
Transportation	$24,388	$6,952	$(17,436)	(71.5)%
Commercial	5,176	4,501	(675)	(13.0)%
Electric grid	—	34	34	100.0%

Total product	29,564	11,487	(18,077)	(61.1)%
Services	6,789	5,498	(1,291)	(19.0)%

Total revenue	$36,353	$16,985	$(19,368)	(53.3)%

        Product Revenue.    Product revenue is derived from the sale of our batteries and battery systems. For the three months ended June 30, 2011 and 2012, product revenue represented 81% and 68% of our total revenue, respectively.

        A significant portion of our revenue is generated from a limited number of customers. For the three months ended June 30, 2011, our two largest customers during the period accounted for approximately 39% and 10% of our total revenue. During the three months ended June 30, 2012, our two largest customers during the period accounted for approximately 17% and 12% of our total revenue. For the three months ended June 30, 2012, we did not recognize any revenue related to prismatic cell shipments from the Livonia facility as we are not yet able to reasonably estimate our warranty obligation resulting from the battery modules and packs produced in our Livonia, Michigan facility.

        In 2012, we expect our revenue will come from a relatively small number of customers. The loss of one or more of those customers could have a material adverse effect on our short-term revenue. We expect the transportation market and the electric grid market to represent the largest portion of our revenue in the near and long term.

        The decrease in sales to customers in the transportation market for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to the decrease in demand. Additionally, revenue recognition was precluded on shipments of prismatic packs in relation to the field campaign launched in March 2012. Sales to customers in the commercial market slightly decreased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to variations in demand from existing customers. The amount of change in sales to customers in the electric grid market for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was insignificant. Most of our electric grid products involve project-based contracts with multiple elements in which there are separate units of accounting within the arrangement. The timing of when we complete the required deliverables for the units of accounting and when all other revenue recognition criteria are met may cause some variability in timing of revenue recognition. We anticipate that revenue recognition in the electric grid market for future periods will continue to be volatile due to the timing of deployment, delivery and commissioning of systems.

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

        The decrease in services revenue was primarily related to a $2.8 million decrease in services revenue related to our government contracts that were completed or substantially completed in the prior year resulting to a decrease in government-related research and development work for the three months ended June 30, 2012. This decrease was partially offset by a $1.4 million increase in services revenue for the three months ended June 30, 2012 related to a new development contract with a commercial customer. The remainder of the net change in our services revenue for the three months ended June 30, 2012 is attributable to the timing of project milestones and project completion.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended June 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Product	$48,818	$42,908	$(5,910)	(12.1)%
Services	5,066	3,247	(1,819)	(35.9)%

Total cost of revenue	$53,884	$46,155	$(7,729)	(14.3)%

Gross profit (loss)
Product	$(19,254)	$(31,421)	$(12,167)	(63.2)%
Services	1,723	2,251	528	30.6%

Total gross profit (loss)	$(17,531)	$(29,170)	$(11,639)	(66.4)%

        Cost of Product Revenue.    Cost of product revenue includes the cost of raw materials, labor and components that are required for the production of our products, as well as manufacturing overhead costs (including depreciation), inventory obsolescence charges, and warranty costs. Raw material costs, which are our most significant cost item over the past two years, have historically been stable, but these costs are subject to macroeconomic factors and may increase in the future. Increases may be partially offset by process innovation, dual sourcing of materials and increased volume if we achieve better economies of scale. We incur costs associated with unabsorbed manufacturing expenses prior to a factory operating at normal operating capacity. We expect these unabsorbed manufacturing costs, which include certain personnel, rent, utilities, materials, testing and depreciation costs, to begin to reduce in absolute dollars and as a percentage of revenue from present levels as our production ramps up over the course of 2012.

        The decrease in cost of product revenue for the three months ended June 30, 2012 was primarily driven by the decrease in product sales offset by an increase in warranty charges of $2.5 million, as well as asset impairment charges of $3.3 million and lease remediation costs of $0.7 million related to our Korea facility shutdown.

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

        The decrease in costs of services revenue for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 is due to the timing of project based costs.

        Product Gross Profit (Loss).    We experienced a product gross loss during the three months ended June 30, 2012, primarily due to the decreased operating levels in our manufacturing facilities, as well as other charges noted above.

        Services Gross Profit.    Services gross profit increased in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to the timing of project milestones and the mix of current contracts. We recognize services project costs as incurred and, for programs which include milestones, we recognize services revenue upon the completion of project milestones when collectability is reasonably assured. As such, our services gross profit will fluctuate period over period based on the timing of milestones.

Operating Expenses

        Operating expenses consist of research, development and engineering, sales and marketing, general and administrative and production start-up expenses. Personnel related expenses comprise the most significant component of these expenses.

	Three Months Ended June 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Operating expenses
Research, development and engineering	$17,434	$21,383	$3,949	22.7%
Sales and marketing	5,070	4,185	(885)	(17.5)%
General and administrative	9,399	11,415	2,016	21.4%
Production start-up	3,497	—	(3,497)	(100.0)%

Total operating expenses	$35,400	$36,983	$1,583	4.5%

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

	Three Months Ended June 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenses
Aggregated research, development and engineering expenditures	$18,631	$22,562	$3,931	21.1%
Research, development and engineering reimbursements	(1,197)	(1,179)	18	1.5%

Research, development and engineering expenses	$17,434	$21,383	$3,949	22.7%

        The increase in research, development and engineering expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily attributable to an increase of $3.7 million in expenses associated with an increase in personnel. These additional employees primarily focus on process improvement, material science chemistry and battery and battery systems technology that support the increase in customer product development programs. In addition, there was an increase of $0.2 million related to other material costs in the three months ended June 30, 2012. Research, development and engineering expense was 48% of revenue for the three months ended June 30, 2011, compared to 126% for the three months ended June 30, 2012.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel-related expenses, travel and other out-of-pocket expenses for marketing programs, such as trade shows, industry conferences, marketing materials and corporate communications, and facilities costs and other related overhead.

        The decrease in sales and marketing expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily attributable to a decrease of $0.9 million in payroll related expenses. Sales and marketing expense was 14% of revenue for the three months ended June 30, 2011, compared to 25% for the three months ended June 30, 2012.

        General and Administrative Expenses.    General and administrative expenses consist primarily of personnel-related expenses related to our executive, legal, finance, human resource and information technology functions, as well as fees for professional services, and allocated facility overhead expenses. Professional services consist principally of external legal, accounting, tax, audit and other consulting services.

        The increase in general and administrative expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to an increase of $1.4 million of personnel-related costs, $0.8 million increase in accounting and legal services and a decrease in other general and administrative expenses of $0.2 million. General and administrative expense was 26% of revenue for the three months ended June 30, 2011, compared to 67% for the three months ended June 30, 2012.

        Production start-up.    Production start-up expenses consist of salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it is qualified for production, including the cost of raw materials run through the production line during the qualification phase.

        There were no production start-up expenses recognized for three months ended June 30, 2012 due to the completion of the qualification of our manufacturing facilities in Michigan. The first production line in Livonia, Michigan was qualified for production in December 2010. Our second production line in our Livonia, Michigan plant began qualification in the first quarter of 2011 and was completed in the third quarter of 2011. Our coating plant at our Romulus, Michigan facility began qualification in the first quarter of 2011 and was completed in the fourth quarter of 2011.

Other Income (Expense), Net

        Other income (expense), net consists primarily of interest income on cash balances, interest expense on borrowings, change in fair value of derivative liabilities, foreign currency-related gains and losses, equity earnings and gain or loss on long-term investments.

	Three Months Ended June 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest expense,net	$(2,105)	$(4,761)	$(2,656)	(126.2)%
Gain (loss) on foreign exchange	77	(146)	(223)	(289.6)%
Gain (loss) on change in fair value of derivative liabilities	—	(8,374)	(8,374)	(100.0)%
Impairment of long-term investment	—	(2,930)	(2,930)	(100.0)%
Other (expense) income, net	(353)	(338)	15	4.2%

Total other expense, net	$(2,381)	$(16,549)	$(14,168)	(595.0)%

        The change in interest, net for the three months ended June 30, 2012 was primarily due to the $2.6 million increase in interest expense related to the 2013 Senior Notes issued during the three months ended June 30, 2012. The increase in net foreign exchange losses for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, is due to the effect of currency exchange rate changes on transactions that are non U.S. dollar denominated and charged or credited to earnings.

        The loss on the change in fair value of the derivative liabilities recognized during the three months ended June 30, 2012 relates to the decrease in fair value of $5.4 million related to the January 2012 Warrants, the decrease in fair value of $2.2 million related to the May 2012 Warrants and the decrease in fair value of $0.8 million related to the embedded derivatives. During the three months ended June 30, 2012, we performed an analysis and valuation of our investment in Fisker Automotive accounted for under the cost method, resulting to an impairment charge of $2.9 million. Other expense related to our share in the losses recognized on our Chinese joint venture accounted for under the equity method for the three months ended June 30, 2012 is consistent compared to the three months ended June 30, 2011.

        Provision for Income Taxes.    Through June 30, 2012, we incurred net losses since inception and have not recorded provisions for U.S. federal income taxes since the tax benefits of our net losses have been offset by valuation allowances.

        We have recorded a tax provision for foreign taxes associated with our foreign subsidiaries and state income taxes where our net operating loss deductions are limited by statutes.

  Six Months Ended June 30, 2011 and 2012

  Revenue

	Six Months Ended June 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Revenue
Product
Transportation	$36,702	$11,426	$(25,276)	(68.9)%
Commercial	8,310	7,315	(995)	(12.0)%
Electric grid	10	46	36	(360.0)%

Total Product	45,022	18,787	(26,235)	(58.3)%
Services	9,428	9,087	(341)	(3.6)%

Total revenue	$54,450	$27,874	$(26,576)	(48.8)%

        Product Revenue.    The decrease in sales in the transportation industry for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to the decrease in demand. Additionally, revenue recognition was precluded on shipments of prismatic packs in relation to the field campaign launched in March 2012. Sales to customers in the commercial market slightly decreased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to variations in demand from existing customers.

        The amount of change in sales to customers in the electric grid market for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was insignificant. Most of our electric grid products involve project-based contracts with multiple elements in which there are separate units of accounting within the arrangement. The timing of when we complete the required deliverables for the units of accounting and when all other revenue recognition criteria are met may cause some variability in timing of revenue recognition. We anticipate that revenue recognition in the electric grid market for future periods will continue to be volatile due to the timing of deployment, delivery and commissioning of systems.

        Services Revenue.    Services revenue during the six months ended June 30, 2012 is consistent compared to services revenue during the six months ended June 30, 2011.

  Cost of Revenue and Gross Profit (Loss)

	Six Months Ended June 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Product	$79,914	$139,972	$60,058	75.2%
Services	7,544	7,890	346	4.6%

Total cost of revenue	$87,458	$147,862	$60,404	69.1%

Gross profit (loss)
Product	$(34,892)	$(121,185)	$(86,293)	(247.3)%
Services	1,884	1,197	(687)	(36.5)%

Total gross loss	$(33,008)	$(119,988)	$(86,980)	(263.5)%

        Cost of Product Revenue.    The increase in cost of product revenue was primarily due to a warranty charge of $51.6 million related to our field campaign to replace prismatic battery modules and packs that may contain defective cells as well as a $15.2 million inventory charge related to these defective battery cells. In addition, we increased our inventory charge by $1.6 million due to expired aluminum foil at our Romulus facility. We also had an increase in warranty charges of $2.6 million, as well as asset impairment charges of $3.3 million and $0.7 million in lease remediation costs related to our Korea facility. These increases were partially offset by a decrease in cost of product revenue driven by the decrease in product sales.

        Cost of Services Revenues.    The costs of services revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is consistent.

        Product Gross Profit (Loss).    We experienced a product gross loss during the six months ended June 30, 2012, primarily due to the aforementioned charges related to our field campaign to replace battery modules and packs that may contain defective cells and the related inventory charges. Low factory utilization also contributed to the gross loss. For the six months ended June 30, 2012, we did not recognize any revenue related to prismatic cell shipments from the Livonia facility as we are not yet able to reasonably estimate our warranty obligation resulting from the battery modules and packs produced in our Livonia, Michigan facility.

        During the three months ended June 30, 2012, we restarted our manufacturing operations in our Livonia and Romulus, Michigan facilities where production had previously been halted as a result of the discovery of the defective cells. As a result, we incurred unabsorbed overhead costs of $14.3 million during the six months ended June 30, 2012 resulting from the halting and restarting of production activities.

        Services Gross Profit.    Services gross profit decreased in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to the decreases in project costs, the timing of project milestones and the mix of current contracts. We recognize services project costs as incurred and, for programs which include milestones, we recognize services revenue upon the completion of project milestones when collectability is reasonably assured. As such, our services gross profit will fluctuate period over period based on the timing of milestones.

  Operating Expenses

	Six Months Ended June 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Operating expenses
Research, development and engineering	$37,793	$44,964	$7,171	19.0%
Sales and marketing	9,152	8,605	(547)	(6.0)%
General and administrative	18,510	23,279	4,769	25.8%
Production start-up	8,118	—	(8,118)	(100.0)%

Total operating expenses	$73,573	$76,848	$3,275	4.5%

        Research, Development and Engineering Expenses.    A portion of research, development and engineering expenses was offset by cost-sharing funding. Our research, development and engineering expenditures are summarized as follows:

	Six Months Ended June 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenses
Aggregated research, development and engineering expenditures	$39,942	$47,274	$7,332	18.4%
Research, development and engineering reimbursements	(2,149)	(2,310)	(161)	(7.5)%

Research, development and engineering expenses	$37,793	$44,964	$7,171	19.0%

        The increase in research, development and engineering expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily attributable to an increase of $7.6 million in expenses associated with an increase in personnel and consultants who primarily focus on process improvement, material science chemistry and battery and battery systems technology and who support the increase in customer product development programs. Other increases in research, development and engineering expenses during the six months ended June 30, 2012 include $1.1 million in facility expenses due to the increase in lab space in Waltham, Massachusetts, $0.9 million increase in depreciation due to an increase in fixed assets and $0.6 million increase in relocation costs related to the closure of our facility in Korea.These were partially offset by a decrease in expenses related to lab supplies of $2.9 million. Research, development and engineering expense was 69% of revenue for the six months ended June 30, 2011, compared to 161% for the six months ended June 30, 2012.

        Sales and Marketing Expenses.    The decrease in sales and marketing expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily attributable to a decrease in payroll related expenses.

        General and Administrative Expenses.    The increase in general and administrative expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to an increase in personnel-related expenses of $3.0 million, an increase in accounting and legal services of $1.0 million and an increase in other general and administrative expenses of $0.8 million. General and administrative expense was 36% of revenue for the six months ended June 30, 2011, compared to 84% for the six months ended June 30, 2012.

        Production start-up.    A portion of production start-up expenses was offset primarily by government grant funding. Our production start-up expenditures are summarized as follows:

	Six Months Ended June 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Production start-up expenditures
Aggregated production start-up expenditures	$11,941	$—	$(11,941)	(100.0)%
Production start-up reimbursements	(3,823)	—	3,823	100.0%

Production start-up expenses	$8,118	$—	$(8,118)	(100.0)%

        There was no production start-up expenses recognized for the six months ended June 30, 2012 due to the completion of the qualification of our manufacturing facilities in Michigan. The first production line in Livonia, Michigan was qualified for production in December 2010. Our second production line in our Livonia, Michigan plant began qualification in the first quarter of 2011 and was completed in the third quarter of 2011. Our coating plant at our Romulus, Michigan facility began qualification in the first quarter of 2011 and was completed in the fourth quarter of 2011. Production start-up expenses were 15% of revenue for the six months ended June 30, 2011.

  Other Income (Expense), Net

	Six Months Ended June 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest expense,net	$(2,746)	$(6,952)	$(4,206)	(153.2)%
Gain (loss) on foreign exchange	79	(46)	(125)	(158.2)%
Gain (loss) on change in fair value of warrant derivative liabilities	—	181	181	100.0%
Impairment of long-term investment	—	(2,930)	(2,930)	(100.0)%
Other (expense) income, net	673	(795)	(1,468)	(218.1)%

Total other expense, net	$(1,994)	$(10,542)	$(8,548)	(428.7)%

        The change in interest, net for the six months ended June 30, 2012 was primarily due to the $2.6 million increase in interest expense related to the 2013 Senior Notes issued in May 2012 and $1.7 million increase in interest expense related to the 2016 Notes issued in April 2011. These increases were partially offset by a $0.1 million net decrease in other interest expense. The increase in net foreign exchange losses for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, is due to the effect of currency exchange rate changes on transactions that are non U.S. dollar denominated and charged or credited to earnings.

        The gain on the change in fair value of the derivative liabilities recognized during the six months ended June 30, 2012 relates to a net gain on the change in fair value of $3.2 million related to the warrants issued on a registered direct offering in January 2012, the decrease in fair value of $2.2 million related to the May 2012 Warrants, and the decrease in fair value of $0.8 million related to the embedded derivatives. During the six months ended June 30, 2012, we updated our analysis and valuation of our investment in Fisker accounted for under the cost method, resulting in an impairment charge of $2.9 million. The net decrease in other income is due to $1.2 million recognized in the three months ended March 31, 2011 related to the deconsolidation of our joint venture and an increase in losses recognized on our Chinese joint venture accounted for under the equity method.

        Provision for Income Taxes.    The provision for income taxes for the six months ended June 30, 2011 and 2012 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Liquidity and Capital Resources

Sources of Liquidity

        Since inception we have funded our operations primarily through the sale and issuance of preferred stock, common stock, convertible debt, warrants, demand notes and term loans, and credit facilities. Our cash balance at December 31, 2011 and June 30, 2012 was $186.9 million and $47.7 million, respectively.

        The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2011	2012
Net cash used in operating activities	$(113,367)	$(111,329)
Net cash used in investing activities	(62,597)	(53,493)
Net cash provided by financing activities	254,014	25,599
Effect of foreign exchange rates on cash and cash equivalents	(17)	—

Net decrease in cash and cash equivalents	$78,033	$(139,223)

Cash Flows From Operating Activities

        Operating activities used $111.3 million of net cash during the six months ended June 30, 2012. We incurred a net loss of $207.9 million in the six months ended June 30, 2012, which included non-cash share-based compensation expense of $7.1 million, depreciation and amortization of $14.1 million, amortization of debt issuance costs and noncash interest expense of $3.8 million, a $3.3 million impairment charge on long-lived assets, and $2.9 million impairment on long-term investments. Investments in working capital and other changes in asset and liability accounts provided $64.9 million of net cash during the six months ended June 30, 2012.

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

        As a result of the field campaign launched related to the prismatic cell issue for which we estimate costs to be $51.6 million, we have begun to rebuild our inventory and manage our backlog for existing customer orders while simultaneously replacing the defective customer modules and packs. Therefore, we expect to continue to incur significant net losses and negative operating cash flows over the next several quarters.

Cash Flows From Investing Activities

        Cash flows from investing activities primarily relate to capital expenditures to support our growth.

        Cash used in investing activities totaled $53.5 million during the six months ended June 30, 2012 and consisted of capital expenditures of $15.6 million primarily related to the purchase of manufacturing equipment and an increase in restricted cash of $40.1 million. During the six months ended June 30, 2012, we received government grant proceeds of $2.2 million related to reimbursements for capital expenditures previously incurred. The reimbursements received for the six months ended June 30, 2012 primarily relate to our DOE Battery Initiative grant.

        Cash used in investing activities totaled $62.6 million during the six months ended June 30, 2011 and consisted of capital expenditures of $86.3 million primarily related to the purchase of manufacturing equipment, purchases of investments of $1.9 million and an increase in restricted cash of $0.6 million. During the six months ended June 30, 2011, we received government grant proceeds of $26.1 million related to reimbursements for capital expenditures previously incurred. The reimbursements received for the six months ended June 30, 2011 primarily relate to our DOE Battery Initiative grant.

        We anticipate additional capital expenditure levels in future periods. Additionally, we anticipate investing cash outflows in future periods as we may invest in joint ventures and other equity investments in order to establish strategic relationships.

Cash Flows From Financing Activities

        Cash provided by financing activities totaled $25.6 million during the six months ended June 30, 2012 and included repayments on our revolving credit line of $38.1 million, repayments on long term debt of $4.9 million, and repayments on capital lease obligations of $1.8 million. These were offset by proceeds of $23.5 million from the issuance of common stock and warrants, net of offering costs and proceeds from the issuance of debt, net of financing costs of $46.9 million.

        Cash provided by financing activities totaled $254.0 million during the six months ended June 30, 2011 and included proceeds from the issuance of convertible debt of $139.1 million, proceeds from the issuance of common stock, net of issuance costs paid, of $115.3 million, proceeds from government grants of $0.9 million and proceeds from the exercise of stock options of $2.0 million. These proceeds were partially offset by repayments on long-term debt of $2.6 million and payments on capital lease obligations of $1.2 million.

Liquidity, Going Concern and Management Plans

        We have incurred significant net losses and negative operating cash flows since inception. At June 30, 2012, we had an accumulated deficit of $856.9 million, including a $207.9 million net loss incurred for the six months ended June 30, 2012. We had $47.7 million in cash and cash equivalents at June 30, 2012, down from $186.9 million at December 31, 2011.

        On March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at our Livonia, Michigan manufacturing facility. The cost of this field campaign is estimated at $51.6 million. In addition, we recorded an inventory charge of approximately $15.2 million related to inventory produced at our Michigan facilities that may be defective. As a result of this field campaign and the charge for existing prismatic cell inventory, we have begun to rebuild our inventory and manage our backlog for existing customer orders while simultaneously replacing the defective customer modules and packs. As a result of this field campaign, we expect to continue to incur significant net losses and negative operating cash flows over the next several quarters.

        On May 11, 2012, we amended our revolving credit facility with our lead bank. This amendment eliminated the borrowing facility and provided for up to $15.0 million as security for letters of credit. All outstanding letters of credit are required to be cash collateralized at 105% of their face amount. At

June 30, 2012, we had $10.8 million of restricted cash to collateralize primarily the outstanding letters of credit.

        At June 30, 2012, we had $47.7 million of cash and cash equivalents. Additionally, $30.0 million of cash was released from restricted cash on July 6, 2012 as discussed below. Our credit facility and the 2013 Senior Notes (discussed below) contain a covenant requiring us to maintain an unrestricted cash balance of at least $40.0 million. During the six months ended June 30, 2012, we used on average $18.0 million to $25.0 million per month in net operating and investing cash flows. Based on our historical use of cash, we expect our cash balance to fall below this required minimum by the end of August 2012.

        The above circumstances, along with our history and near term forecast of incurring significant net losses and negative operating cash flows, raise substantial doubt on our ability to continue as a going concern. We are considering a broad set of strategic alternatives to improve our liquidity, including measures to reduce costs and improve efficiency, accessing additional sources of capital through existing and potentially new arrangements, and other strategic options. See below Subsequent Event—Memorandum of Understanding from Wanxiang Group Corporation. In connection with this proposed transaction, we are currently in discussions with the holders of the 2013 Senior Notes and our lead bank that holds the revolving credit facility to modify the respective agreements to reduce the minimum unrestricted cash balance from $40.0 million to a lower amount. Although our intent is to improve our operating efficiencies, to obtain additional financing (as discussed below Subsequent Event) and to modify the terms and covenants in our 2013 Senior Notes and our revolving credit facility, there is no assurance that we will be able to obtain such financing on favorable terms, if at all, or to modify the covenants, or to successfully further reduce costs in such a way that would continue to allow us to operate our business.

        On May 24, 2012, we sold to accredited investors $50.0 million aggregate principal amount of 6.00% senior convertible notes or the 2013 Senior Notes, and warrants to purchase shares of common stock or May 2012 Warrants, equal to 30% of the number of shares underlying the 2013 Senior Notes assuming conversion at the initial conversion price. As of June 30, 2012, $30.0 million of proceeds subjected to a control account agreement was recorded as restricted cash. Such proceeds were released from restricted cash on July 6, 2012, upon satisfaction of the conditions of the agreements with the holders of the 2013 Senior Notes. Pursuant to the agreements with the holders of such notes and our credit facility provider, we must maintain a minimum cash balance of $40.0 million. (See below for more details.)

        On July 10, 2012, we sold an aggregate of 7,692,308 shares of our common stock and warrants to purchase additional shares of such common stock for an exercise price of $0.001 per share to certain existing institutional investors. We agreed to sell the common shares at an initial negotiated purchase price of $1.30, subject to adjustment as described below.

        Pursuant to the July 2012 Warrants, we issued to the institutional investors 6,662,852 additional shares of common stock in two separate issuances on July 12, 2012 and July 30, 2012 due to the decrease in the volume weighted average stock price compared to the initial purchase price of $1.30. We also paid $2.2 million to the institutional investors due to a limitation on the number of shares that could be settled under the warrants. The net offering proceeds from the issuance of 14,355,160 shares of common stock, after deducting the placement agent's fees and other estimated offering expenses of approximately $1.0 million and the cash settlement of $2.2 million on the warrants, were approximately $6.8 million.

        As noted above, our revolving credit facility and the 2013 Senior Notes agreements require us to maintain a minimum cash balance of $40.0 million. If our cash balance falls below $40.0 million, it would be considered an event of default per the covenants of the revolving credit facility and the 2013 Senior Notes.

        Upon an event of default under the revolving credit facility, the bank could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. As of June 30, 2012, we had $8.6 million of outstanding letters of credits and no borrowings.

        An event of default under the 2013 Senior Notes, would trigger redemption rights, pursuant to which a holder could require us to redeem all or any portion of such note by delivering an event of default redemption notice to us which would include the redemption price. The redemption price equals the greater of (i) the product of (A) the conversion amount to be redeemed, multiplied by (B) the redemption premium (125%) and (ii) the product of (A) the conversion rate in effect at such time as the holder delivers an event of default redemption notice with respect to the conversion amount to be redeemed, multiplied by (B) the greatest closing sale price of the shares of our common stock during the period beginning on the date immediately preceding such event of default and ending on the date the holder delivers the event of default redemption notice. We must deliver the redemption price to the holder within five business days after receiving the event of default redemption notice.

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

Subsequent Event—Memorandum of Understanding from Wanxiang Group Corporation

        On August 8, 2012, we announced a non-binding Memorandum of Understanding ("MOU") with Wanxiang Group Corporation ("Wanxiang").

        Under the proposed terms of the MOU, Wanxiang would provide us with up to $75.0 million in initial debt financing under a Senior Secured Bridge Facility (the "Bridge Facility") with an initial credit of $25.0 million (with cash and collateral of letters of credit) and $50.0 million to be funded after the satisfaction of certain closing conditions. Upon satisfaction of certain closing conditions, Wanxiang would purchase $200.0 million aggregate principal amount of the 8.00% Convertible Notes.

        The agreement would also include the potential for Wanxiang to invest up to an additional $175.0 million if it exercises warrants to purchase our common stock that would be issued in connection with the Bridge Facility and the 8.00% Convertible Notes for cash. Incurrence of the remaining $50.0 million of loans under the Bridge Facility would be subject to the satisfaction of certain approvals and conditions, including, without limitation, approval from the Committee of Foreign Investments in the United States (or "CFIUS") and Chinese regulators. Issuance of the Convertible Notes and the related warrants would also be subject to additional conditions, including, without limitation, approval from our shareholders, termination of the Hart-Scott-Rodino waiting period, the conversion or redemption of all of our outstanding 2013 Senior Notes and the repurchase or retirement of at least 90% of our 2016 Notes.

        According to the proposed terms of the MOU, if the entire amount of the initial debt financing is provided to us and the full amount of the Warrants and 8.00% Convertible Notes are issued and exercised for cash, Wanxiang's total capital investment in our company from these agreements would be approximately $450.0 million. The total amount of shares of our common stock issuable upon exercise and conversion of the Warrants and 8.00% Convertible Notes would represent approximately 80% of our then outstanding common stock. The MOU is non-binding and the execution of definitive documentation is subject to negotiation and, among other items, the amendment of agreements with certain of our existing lenders. Our company and Wanxiang are currently negotiating definitive documentation and intend to close the full transaction by the end of 2012. We cannot provide any assurance, however, that definitive documentation will be executed, or, if it is executed, that the conditions to funding the full investment will be fulfilled.

Private Offering

        On May 24, 2012, we issued $50.0 million aggregate principal amount of senior convertible notes (the "2013 Senior Notes") and Warrants to purchase 12,711,864 shares of our common stock (the "May 2012 Warrants"). The 2013 Senior Notes and the May 2012 Warrants are detachable. See Note 2 Private Placements, in the Notes to the Condensed Consolidated Financial Statements for further information.

        On July 10, 2012, we sold an aggregate of 7,692,308 shares of our common stock and warrants to purchase additional shares of such common stock for an exercise price of $0.001 per share to certain existing institutional investors. We agreed to sell the common shares at an initial negotiated purchase price of $1.30, subject to adjustment as described below.

        Pursuant to the July 2012 Warrants, we issued to the institutional investors 6,662,852 additional shares of common stock in two separate issuances on July 12, 2012 and July 30, 2012 due to the decrease in the volume weighted average stock price compared to the initial purchase price of $1.30. We also paid $2.2 million to the institutional investors due to a limitation on the number of shares that could be settled under the warrants. The net offering proceeds from the issuance of 14,355,160 shares of common stock, after deducting the placement agent's fees and other estimated offering expenses of approximately $1.0 million and the cash settlement of $2.2 million on the warrants, were approximately $6.8 million. See Note 10 Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements for further information.

Credit Facilities

        On May 11, 2012, we amended our revolving credit facility with our lead bank. This amendment eliminates the borrowing facility and provides for up to $15.0 million as security for letters of credit. All outstanding letters of credit are required to be cash collateralized at 105% of their face amount. At June 30, 2012, we had $10.8 million of restricted cash to collateralize primarily our outstanding letters of credit. One of the financial covenants in this revolving facility requires that we maintain a minimum cash balance of $40.0 million. The operating covenants limit our ability to, among other things:

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

        A breach of any of these covenants or a material adverse change to our business could result in a default under the credit agreement. Upon an event of default under the revolving credit facility, the bank could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. As of June 30, 2012, we had $8.6 million of outstanding letters of credits and no borrowings.

        As of June 30, 2012, we are in compliance with the covenants and terms of the agreements in place at that time.

License Agreements and Settlement Agreement

        In November 2011, we entered into a series of agreements with IHI, including a stock purchase agreement pursuant to which, among other things, we raised $25.0 million through the sale of common stock to IHI, and a technology license agreement and a product supply agreement. Pursuant to the technology license, we will exclusively license, for an initial term of 10 years, our advance battery system technology and systems integration know-how to manufacture battery and modules for the transportation market in Japan for a one-time non-refundable license fee of $7.5 million. During the license term, we will also receive a royalty percentage in the low single digits based on IHI's net sales of products that use or embody the licensed technology and know-how, minus the cost of battery cells purchased by IHI from us for use with such products. We will be the exclusive supplier of lithium ion battery cells to IHI under a product supply agreement for the battery systems and modules that IHI produces. As of June 30, 2012, we had $1.1 million due from IHI, included within accounts receivable, net on the condensed consolidated balance sheets

        On October 31, 2011, we entered into a Settlement Agreement with Hydro- Quebec and related Patent Sublicense Agreement with Hydro-Quebec and LiFePO4+C, thereby settling the patent disputes and resolving the existing litigations among the parties. For the year ended December 31, 2011, we recognized a settlement charge of $5.0 million related to this lawsuit which is recorded within general and administrative expense in the consolidated statement of operations. We have paid $3.5 million of the settlement amount during the year ended December 31, 2011 and the remaining $1.5 million will be paid in two equal installments in 2013 and 2014. As partial consideration for the license grants by LiFePO4+C Licensing AG, we will be required to pay royalties to LiFePO4+C Licensing AG on a quarterly basis commencing as of January 1, 2012, based on a percentage of our net sales of cells, electrode systems, and/or complex systems (plus such net sales attributed to any of our permitted sublicensees) during such quarterly period. We are required to pay royalties on a sliding scale, with a maximum possible royalty rate of 2% of net sales (based on a defined percentage of our product sales revenue) through the agreement's term, and based on the fiscal year in which the royalties are calculated and the accrual of total royalty in that fiscal year. Such defined percentage may also be adjusted by mutual agreement if our standalone cell or electrode system revenues increase significantly in proportion to overall product revenues.

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

  •
  We anticipate that we will continue to have negative cash flow and we expect we will not have sufficient revenue growth to generate positive cash flow for the foreseeable future, which will result in our continued need to raise additional capital. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability. At June 30, 2012, we had $47.7 million of cash and cash equivalents. Additionally, $30.0 million of cash was released from restricted cash on July 6, 2012. Our credit facility and the 2013 Senior Notes contain a covenant requiring us to maintain an unrestricted cash balance of at least $40.0 million. During the six months ended June 30, 2012, we used on average $18.0 million to $25.0 million per month in net operating and investing cash flows. Based on our historical use of cash, we expect our cash balance to fall below this required minimum by the end of August 2012.

  •
  On March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at our Livonia, Michigan manufacturing facility. The cost of this field campaign is estimated at $51.6 million. In addition, we recorded an inventory charge of approximately $15.2 million related to inventory produced at our Michigan facilities that may be defective. As a result of this field campaign and the charge for existing prismatic cell inventory, we have begun to rebuild our inventory and manage our backlog for existing customer orders while simultaneously replacing the defective customer modules and packs. As a result of this field campaign, we expect to continue to incur significant net losses and negative operating cash flows over the next several quarters.

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

        During the second quarter we prepared an analysis of undiscounted cash flows by asset group. The estimated undiscounted cash flows as of June 30, 2012 exceeded the carrying value of the asset group. Accordingly, we passed step 1 of the impairment analysis. Any changes based upon our forecasted cash flow projections or manner in which the assets are used could result in an impairment in the future.

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

        During the second quarter of 2012, we determined that there were sufficient indications to warrant an interim period impairment analysis as of June 30, 2012. As such, we completed our assessment of goodwill utilizing the market capitalization method and determined that the estimated fair value of operations exceeded the carrying value. We also considered the enterprise value and also determined that the fair value of our debt and equity exceeded the carrying value as of June 30, 2012. Subsequent to the quarter ended June 30, 2012, our stock price continued to decline. Should the stock price continue to decline or remain depressed, an impairment of goodwill may need to be recorded in a future period. Our goodwill balance at June 30, 2012, was $9.6 million.

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

  Investments in Non-Public Companies

        Our investments held in non-public companies are considered a critical accounting policy because these investments expose us to equity price risk. Strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses, which could be material. We generally do not attempt to reduce or eliminate our market exposure in cost or equity method investments. We regularly monitor these non-publicly traded investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. There can be no assurance that cost or equity method investments will not face risks of loss. In December 2011, we elected not to participate in Fisker's subsequent stock financing. Our investment in Fisker is accounted for under the cost method. This election not to participate resulted in the conversion of our preferred shares of Fisker to common shares on a 2:1 ratio. As such, we performed an analysis and valuation of our investment in Fisker resulting in the recognition of an impairment charge of $11.6 million for the year ended December 31, 2011. During the six months ended June 30, 2012, our analysis and valuation of our investment in Fisker resulted in an impairment charge of $2.9 million. As of June 30, 2012, the carrying value of our investment in Fisker was $6.0 million. As of June 30, 2012, non-publicly traded investments of $2.2 million are accounted for using the equity method.

Off-Balance Sheet Arrangements

        In June 2010, we entered into a supply agreement under which we committed to minimum purchase volumes for each of the years ending December 31, 2010 through December 31, 2013 for a raw material component. If our purchase volumes during any year fail to meet the minimum purchase commitments, we are required to pay the seller a variance payment for the difference between the amount actually purchased in that calendar year and the annual minimum purchase commitment for that calendar year. We will receive a credit for the amount of the variance payment to be applied to purchases in the following year and we will have until April 1, 2015 to reclaim any variance payment resulting from the minimum purchase commitments for calendar years 2012 or 2013. The table shown below in the section titled "Contractual Obligations" shows the amount of our purchase commitments payable by year inclusive of our commitment under the supply agreement described above. For the six months ended June 30, 2012, we have purchased $2.2 million under this supply agreement.

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

Contractual Obligations

        Our contractual obligations relate primarily to borrowings under long-term debt obligations, capital leases, operating leases, and purchase obligations which include agreements or purchase orders to purchase goods or services that are enforceable and legally binding. A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 12, 2012. During the six months ended June 30, 2012, except for the $50.0 million senior convertible notes issued in May 2012 (see Note 2 Private Placements, in the Notes to the Condensed Consolidated Financial Statements), there were no material changes outside the ordinary course of business in our contractual obligations or the estimated timing of the future cash payments, except as noted below.

        The following is a summary of our purchase obligations as of June 30, 2012:

		Payments Due in
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Purchase obligations(1)	69,961	51,461	18,500	—	—

	$69,961	$51,461	$18,500	$—	$—

(1)
Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2012, we have not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 12, 2012. Our 2016 Notes issued in April 2011 and 2013 Senior Notes issued in May 2012 have fixed interest rates and therefore we are not subject to interest rate sensitivity on these instruments.

ITEM 4.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

        As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012, we identified a material weakness in our internal controls over the financial statement close and reporting process. We intend to take appropriate steps to make necessary improvements to our internal controls over the financial statement close and reporting process. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2012, although the material weakness will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are operating effectively.

        Changes in Internal Controls.    No changes in our internal controls over the financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On April 2, 2012, a complaint was filed in the United States District Court for the District of Massachusetts by Scott Heiss, purportedly acting individually and on behalf of other similarly situated persons, against our company and its CEO, David Vieau, its CFO, David Prystash, and its former Interim CFO, John Granara. The complaint followed the our disclosure in March 2012 of potentially defective prismatic cells used in battery packs and a replacement program for such cells. The complaint attempts to allege that certain of our disclosures were inaccurate because the potentially defective cells and their replacement were not disclosed earlier. The complaint asserts a claim under Section 10(b) of the Securities Exchange Act of 1934 against our company and claims under Sections 10(b) and 20(a) of that statute against the individuals. It asserts a purported class period from February 28, 2011 through March 23, 2012.

        On April 12, 2012, a similar complaint was filed in the United States District Court for the District of Massachusetts by Terry Leon Fike, purportedly acting individually and on behalf of other similarly situated persons, against the same defendants. The complaint makes similar allegations and also asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and a purported class period from February 28, 2011 through March 23, 2012. On June 7, 2012, the Court consolidated the two cases and appointed a lead plaintiff and lead counsel for the asserted class. No substantive response has been required at this time.

        On May 14, 2012, a putative derivative action was filed in the U.S. District Court for the District of Massachusetts against the Board of Directors and certain others, as well as against our company as a nominal defendant, captioned, Jane Ahmed v. David P. Vieau, David Prystash, John Granara, Desh Deshpande, Arthur L. Goldstein, Gary E. Haroian, Dr. Paul E. Jacobs, Mark M. Little, Jeff McCarthy and Dr. Bart Riley, 1:12-CV-10865-RGS. The complaint alleges that certain of our disclosures between February 28, 2011 and March 28, 2012 were materially misleading because they failed to disclose the prismatic cell manufacturing issues and that the individual defendants violated their fiduciary duties and other causes of action on behalf of the company. The complaint alleges that demand on the board to take such actions would be "futile" and should be excused. On June 6, 2012, the defendants moved to dismiss the complaint on the ground that demand on the board of directors was required under Delaware law and that plaintiff had not properly pled that demand in this case should be excused as futile. On June 20, 2012, plaintiff opposed that motion, and on June 25, defendants submitted a reply in further support of their motion to dismiss. The motion to dismiss has not been decided at this time.

        On May 15, 2012, we received a letter addressed to our Board of Directors from an attorney representing an individual claiming to be a shareholder of our company. The letter asserts that our disclosures between November 9, 2010 and March 28, 2012 were materially misleading as a result of the prismatic cell manufacturing issue disclosed in March of 2012, and asserts that the Board breached its fiduciary duties during this time. The letter makes a demand on the Board to investigate the alleged inaccurate statements and to consider potential legal action against those deemed responsible. The Board considered the issues raised in the letter and retained independent counsel to advise them. On August 3, 2012 the Board's counsel responded to the letter on the Board's behalf indicating that the Board considered the allegations in the demands based on an investigation on behalf of the Board conducted by outside directors with the assistance of counsel and determined that it would not be in the best interest of A123 Systems, Inc. or A123, or its stockholders to commence or maintain an action against any present or former officer or director of the A123 concerning the matters alleged in the demand and refused the demands.

        On May 21, 2012, a putative derivative action was filed in Superior Court for the Commonwealth of Massachusetts against the Board of Directors and certain others, as well as against our company as a nominal defendant, captioned, Murray Sussman v. David P. Vieau, Gururaj Deshpande, Gilbert N. Riley, Jr., Jeffrey McCarthy, Gary E. Haroian, Arthur L. Goldstein, Paul E. Jacobs, Mark M. Little, David Prystash, John Granara, Case No. 12-917. The complaint asserts substantially similar allegations and claims as the Ahmed complaint summarized above, including that demand on the board of directors should be excused as futile. On June 11, 2012, the defendants filed a motion asking the court to stay this litigation in favor of the derivative case pending in the U.S. District Court for the District of Massachusetts, or, in the alternative, that the complaint should be dismissed on the ground that demand on the board of directors was required under Delaware law and that plaintiff had not properly pled that demand in this case should be excused as futile. On July 16, 2012, the plaintiff filed a memorandum of law in opposition to defendants' motion to stay the litigation, or in the alternative, to dismiss this action. On July 27, 2012, the defendants filed a reply memorandum of law in further support of their motion to stay, or in the alternative, to dismiss the action. The motion to stay or dismiss has not been decided at this time. The court has set a hearing date of September 11, 2012 on defendants' motion to stay or dismiss.

        On July 13, 2012, we received a demand letter addressed to our Board of Directors from an attorney representing an individual claiming to be a shareholder of the company. The letter alleges that our disclosures between March 11, 2011 and March 12, 2012 were materially misleading as a result of the prismatic cell manufacturing issue disclosed in March of 2012 and asserts that the Board and certain current and/or former executive officers of the company breached their fiduciary duties. The letter makes a demand on the Board to investigate the alleged breach of fiduciary duties to our company and to consider legal action against those responsible. The Board considered the issues raised in the letter and hadits independent counsel advise them. On August 3, 2012 the Board's counsel responded to the letter on the Board's behalf indicating that the Board considered the allegations in the demands based on an investigation on behalf of the Board conducted by outside directors with the assistance of counsel and determined that it would not be in the best interest of A123 or its stockholders to commence or maintain an action against any present or former officer or director of our company concerning the matters alleged in the demand and refused the demands.

        We intend to defend the litigations vigorously. Currently, we are unable to determine the outcome of these matters and the effect, if any, it may have on our financial position or results of operations. The outcomes of these matters are inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of this matter.

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

        We have incurred significant net losses and negative operating cash flows since inception. At June 30, 2012, we had an accumulated deficit of $856.9 million, including $207.9 million net losses incurred for the quarter ended June 30, 2012.

        At June 30, 2012, we had $47.7 million of cash and cash equivalents. Additionally, $30.0 million of cash was released from restricted cash on July 6, 2012. Our credit facility and the 2013 Senior Notes contain a covenant requiring us to maintain an unrestricted cash balance of at least $40.0 million. During the six months ended June 30, 2012, we used on average $18.0 million to $25.0 million per month in net operating and investing cash flows. Based on our historical use of cash, we expect our cash balance to fall below this required minimum by the end of August 2012.

        Our plans with respect to addressing these matters are discussed in greater detail under Item 2 of Part I: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The above circumstances, along with our history and near term forecast of incurring significant net losses and negative operating cash flows, raise substantial doubt on our ability to continue as a going concern. We are considering a broad set of solutions to improve our liquidity, including measures to reduce costs and improve efficiency, accessing additional sources of capital through existing and potentially new arrangements, and other strategic options. Although our intent is to improve our operating efficiencies and to obtain additional financing, there is no assurance that we will be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. If we fail to execute these plans successfully for any reason, we would not have adequate liquidity to fund our operations or be able to continue as a going concern.

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

Our memorandum of understanding with Wanxiang is non-binding, and provides that the financing contemplated by any definitive documentation will be subject to a number of important conditions, some of which are within Wanxiang's sole discretion.

        On August 8, 2012, we announced a non-binding Memorandum of Understanding, or MOU, with Wanxiang Group Corporation, or Wanxiang. According to the proposed terms of the MOU, if the entire amount of the bridge facility described below is borrowed and all of the senior secured convertible notes and warrants contemplated by the MOU are issued, and, in the case of the warrants, exercised for cash, Wanxiang's total capital investment in our company would be approximately $450 million. The total amount of shares of our common stock issuable upon exercise and conversion of the notes and warrants would represent approximately 80% of our then outstanding common stock.

        Under the proposed terms of the MOU, Wanxiang would provide us with up to $75.0 million in initial debt financing under a Senior Secured Bridge Facility, or bridge facility, with $25.0 million funded initially and $50.0 million to be funded after the satisfaction of certain approvals and conditions, including approval from the Committee of Foreign Investments in the United States, or CFIUS, and Chinese regulators. Upon satisfaction of certain closing conditions, including approval from our shareholders, termination of the Hart-Scott-Rodino waiting period and the repurchase or retirement of at least 90 percent of our outstanding 3.75 percent convertible subordinated notes due 2016, Wanxiang would purchase $200.0 million aggregate principal amount of our senior secured convertible notes.

        Because the MOU is non-binding, Wianxing is not required to provide any funding to us unless and until definitive documentation reflecting the terms of the MOU is executed. The execution of definitive documentation is subject to negotiation and, among other items, the amendment of agreements with certain of our existing lenders. Although we are currently negotiating definitive documentation with Wanxiang, we cannot provide any assurance that definitive documentation will be executed. Even if definitive documentation is executed, the financing is expected to be consummated in several closings, each of which is subject to significant closing conditions that are not within our control. In particular, the sale of $200.0 million in senior secured convertible notes is subject to our significantly reducing the outstanding amount of our existing debt, which may be difficult to do. In addition, some of the closing conditions are within Wanxiang's sole discretion. If we are not able to satisfy the conditions precedent to fully consummate the funding contemplated by the MOU, or otherwise to obtain alternative financing or a strategic alternative to address our liquidity, we may be unable to continue as a going concern.

We could be required to make substantial cash payments upon an event of default or change of control under the 2013 Senior Notes or our credit facility.

        The 2013 Senior Notes provide for events of default including, among others, payment defaults, cross-defaults, breaches of any representation, warranty or covenant that is not cured within the proper time periods, failure to perform certain required activities in a timely manner, suspension from trading or failure of our common stock to be listed on an eligible market for certain periods and certain bankruptcy-type events involving us or any significant subsidiary. Upon an event of default, the noteholders, may elect to require us to redeem all or any portion of the outstanding principal amount of such notes at a price equal to the greater of:

  •
  either 125% or 100%, depending on the type of event of default, of the principal amount being redeemed; and

  •
  the product of the principal amount being redeemed multiplied by a fraction, the numerator of which is the greatest closing sale price of our common stock on any trading day during the period starting on the date immediately preceding the event of default and ending on the day we pay the redemption amount for the 2013 Senior Notes, and the denominator of which is the conversion price (as defined in the 2013 Senior Notes) at the time the noteholder elects to have such notes redeemed.

        In addition, under the terms of the 2013 Senior Notes, upon a change of control, the noteholders may elect to require us to redeem all or a portion of the 2013 Senior Notes at a price equal to 100% of the greater of:

  •
  the sum of such principal amount being redeemed, plus all accrued but unpaid interest, and a make-whole amount; or

  •
  the product of:

  •
  such principal amount being redeemed, plus all accrued but unpaid interest, multiplied by

  •
  the quotient determined by dividing (x) the greatest closing sale price of our common stock during the period beginning on the date immediately preceding the earlier of the consummation or public announcement of such change of control and ending on the date the holder elects to require us to redeem all or a portion of the 2013 Senior Notes, by (y) the lowest conversion price of the 2013 Senior Notes in effect during such period.

        If either an event of default or change of control occurs, our available cash could be seriously depleted and our ability to fund operations could be materially harmed.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain.

        To rapidly develop and expand our business, we have made significant up-front investments in our manufacturing capacity and incurred research and development, sales and marketing and general and administrative expenses. In addition, our growth has required a significant investment in working capital over the last several years. We have had negative cash flow before financing activities of $250.4 million for 2010, $333.8 million for 2011 and $164.8 million for the six months ended June 30, 2012. We anticipate that we will continue to have negative cash flow for the foreseeable future. Our business will also require significant amounts of working capital to support our growth. Therefore, we must raise additional capital from investors to achieve our expected growth, and we may not achieve sufficient revenue growth to generate positive future cash flow. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms will decrease our long-term viability.

We must raise additional capital to continue to fund our operations and any fundraising we complete could result in dilution to our current stockholders or reduce our ability to compete successfully.

        We must raise additional capital to continue to invest to fund our growth as well as the recent significant losses in our business, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline.

        Stockholders will also experience further dilution if holders of our convertible notes choose to convert outstanding notes into shares of our common stock or upon making our mandatory installment payments for notes in stock.

        If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. For example, our credit facility and 2013 Senior Notes contain a covenant requiring us to maintain an unrestricted cash balance of at least $40.0 million. We are also seeking federal and state grants, loans and tax incentives some of which we intend to use to expand our operations. We may not be successful in obtaining these funds or incentives. If we need additional capital and cannot raise or otherwise obtain it on acceptable terms, we may not be able to, among other things:

  •
  develop or enhance our products or introduce new products;

  •
  maintain our customer base;

  •
  continue to fund our development, sales and marketing and general and administrative organizations and manufacturing operations;

  •
  attract top-tier companies as customers or as our technology and product development partners;

  •
  acquire complementary technologies, products or businesses;

  •
  fund our operations, in the United States or internationally;

  •
  expand and maintain our manufacturing capacity;

  •
  hire, train and retain employees; or

  •
  respond to competitive pressures or unanticipated working capital requirements.

We face risks related to our outstanding indebtedness.

        As of June 30, 2012, we had total indebtedness of $181.6 million. Our indebtedness could have significant negative consequences, including:

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

The 2013 Senior Notes contain various covenants and restrictions which may limit our ability to operate our business.

        The 2013 Senior Notes contain certain covenants and restrictions, including, among others, that, for so long as the such notes are outstanding, we will not, and we will not permit any of our subsidiaries to:

  •
  incur any indebtedness (other than permitted indebtedness under the 2013 Senior Notes);

  •
  permit liens on our properties (other than permitted liens under the 2013 Senior Notes);

  •
  redeem or repurchase equity interests;

  •
  repay certain indebtedness in cash if an event of default has occurred or where to occur;

  •
  declare or pay cash dividends;

  •
  transfer certain assets; or

  •
  make or agree to make capital expenditures above $35.0 million for the fiscal year ended December 31, 2012.

        We have also agreed to maintain on deposit cash in an aggregate amount equal to not less than $40.0 million. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business. See "Note 2 Private Placements of the Notes to the Condensed Consolidated Financial Statements" for a more detailed description of the 2013 Senior Notes.

Substantial leverage and debt service obligations may adversely affect our cash flows.

        In connection with the issuance of the 2013 Senior Notes in May 2012, we incurred new indebtedness of $50.0 million. As a result, as of June 30, 2012, our outstanding indebtedness was $185.2 million. The degree to which we are leveraged could, among other things:

  •
  require us to dedicate a substantial portion of our future cash flows from operations and other capital resources to debt service, to the extent we are unable to make payments of principal or interest on our 2013 Senior Notes, in common stock, due to, among other things, failure to satisfy the equity conditions that must be met to enable us to do so;

  •
  make it difficult for us to obtain necessary financing in the future for working capital, acquisitions or other purposes on favorable terms, if at all;

  •
  make it more difficult for us to be acquired;

  •
  make us more vulnerable to industry downturns and competitive pressures; and

  •
  limit our flexibility in planning for, or reacting to, changes in our business.

        Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We may not be able to generate sufficient cash to service all of our indebtedness, including the 2013 Senior Notes and the 2016 Notes, or convertible notes. Our ability to generate cash depends on many factors beyond our control. We may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

        In September 2011, we entered into a credit agreement and refinanced our existing credit facility. Our credit agreement, as amended on May 11, 2012, contains various restrictions, financial and operating covenants that limit our ability to engage in specified types of transactions. The facility is restricted to collateralize outstanding letters of credit up to a maximum of $15.0 million only and does not allow for any direct borrowings. The total amount of outstanding letters of credit must be collateralized by cash at 105% of the face amount. At June 30, 2012, we had $10.8 million of restricted cash to collateralize primarily our outstanding letters of credit. One of the financial covenants in this revolving facility requires that we maintain a minimum cash balance of $40.0 million. The operating covenants limit our ability to, among other things:

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

        Competition in the battery industry is intense. The industry consists of major domestic and international companies, most of which have existing relationships in the markets into which we sell as well as financial, technical, marketing, sales, manufacturing, scaling capacity, distribution and other resources and name recognition substantially greater than ours. These companies may develop batteries or other technologies that perform as well as or better than our batteries. We believe that our primary competitors are existing suppliers of lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-starting/lighting/ignition lead-acid batteries. A number of our competitors have existing and evolving relationships with our target customers. In the transportation space for example, Bosch and Samsung formed SB LiMotive to focus on the development, production and marketing of lithium-ion battery systems for application in hybrid and other electric vehicles, and Dow Chemical has entered into a joint venture with Kokam America and others, to build a facility in Michigan for the manufacture of lithium polymer batteries for use in HEVs, PHEVs and EVs. In addition, NEC Corporation and Nissan entered into a joint venture to develop lithium-ion batteries in prismatic form, Sanyo and Volkswagen agreed to develop lithium-ion batteries for HEVs, Sanyo is providing nickel metal hydride batteries for Ford and Honda, and Toyota and Panasonic are engaged in a joint venture to make batteries for HEVs and EVs. LG Chem and its subsidiary, Compact Power, have also developed lithium-ion battery systems for hybrid and other electric vehicles. In the electric grid space for example, Saft and Xtreme Power have developed applications for grid energy storage.

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

        In order to fulfill the anticipated demand for our products, we invest in capital expenditures in advance of actual customer orders, based on estimates of future demand. We plan to continue the expansion of our manufacturing capacity across multiple product lines based on such estimates. The build-up of our internal manufacturing capabilities, such as the expansions in Livonia and Romulus, Michigan, exposes us to significant up-front fixed costs. If market demand for our products does not increase as quickly as we have anticipated and align with our expanded manufacturing capacity, if customers' forecasts of expected demand are reduced or if we fail to enter into and complete projected development and supply agreements, we may be unable to offset these costs and to achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses, reduced margins, underutilization of capacity and asset impairment charges. Alternatively, if we experience demand for our products in excess of our estimates, our installed capital equipment may be insufficient to support higher production volumes, which could harm our customer relationships and overall reputation. In addition, we may not be able to expand our workforce and operations in a timely manner, procure adequate resources, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected. Our ability to meet such excess customer demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

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

        We have a supply agreement with Fisker pursuant to which we are providing Fisker with advanced automotive battery systems over a multi-year period. Fisker accounted for approximately 2% of our revenue in 2010 and 26% of our revenue in 2011. If Fisker is not successful in continuing to raise additional capital necessary to fund its operations, executing on its strategic plan or does not meet the anticipated demand for our products, our revenues and profitability will be materially impacted. For example, in November 2011 and again in January, 2012, we announced revised annual revenue guidance for 2011 due to an unanticipated reduction in orders from Fisker. As we invest in capital expenditures and build our manufacturing capacity in anticipation of demand, including anticipated demand from Fisker under the supply agreement, our operating results may be adversely affected by underutilization of capacity, failure to achieve economies of scale, and reduced margins if actual orders are less than expected.

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

        We have applied for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of electric vehicles and advanced battery technologies. Much of our planned domestic manufacturing capacity expansion depends on receipt of these funds and other incentives, and the failure to obtain these funds or other incentives could materially and adversely affect our ability to expand our manufacturing capacity and meet planned production levels. Given recent bankruptcies declared by some recipients of loans under DOE-sponsored loan programs and resulting congressional and executive branch investigations, we have observed that pending loan applications under the DOE ATVM Program, including our own, have been delayed or withdrawn by the applicant. For example, in May 2012, we notified the DOE that we had elected to withdraw our application for a loan under the DOE ATVM Program. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability and continued availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives is and will be highly competitive. While we have received a grant under the DOE Battery Initiative and have received some state incentives, we cannot assure you that we will be successful in obtaining additional grants, loans and other incentives. Moreover, we may not be able to satisfy or continue to satisfy the requirements and milestones imposed by the granting authority as conditions to receipt of the funds or other incentives, the timing of the receipt of the funds may not meet our needs and we nevertheless may be unable to successfully execute on our business plan. Moreover, not all of the terms and conditions associated with these incentive funds have been disclosed to us, and once disclosed, there may be terms and conditions with which we are unable to comply or which are commercially unacceptable to us. In addition, the DOE Battery initiative grant and any other federal government programs which may make additional awards to us will require us to spend a portion of our own funds for every incentive dollar we receive or are permitted to borrow from the government and will impose time limits during which we must use the funds awarded to us. If we are unable to raise sufficient additional capital so that we are able to receive all of the amounts which have and may be awarded to us in a timely manner, our ability to expand our manufacturing capacity could be materially adversely affected. In addition, less than expected actual and anticipated future demand for our products may cause us to slow the pace of the expansion of our manufacturing capacity such that we are not able to use the government incentive funds awarded or made available to us in the time periods required by the granting authorities.

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

        On March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at its Livonia, Michigan manufacturing facility. While the field campaign has not caused us to lose any customers to date, it is possible that we may lose customers as a result. In addition, it is possible that we may lose customers as a result of our cash position.

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

        Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes. Despite testing, new and existing products have contained defects and errors and may in the future contain manufacturing or design defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, product recalls and field repair campaigns, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which may adversely affect our business and our operating results. For example, in 2010, we identified several significant technical issues in the manufacturing scale-up of our prismatic batteries. Although we identified and have taken corrective actions for these issues, the problems encountered resulted in a higher yield loss in ramp-up production, temporary halts in the production process and the distraction of personnel, some or all of which could re-occur. In addition, in October 2011, we were notified by BAE of the existence of cumulative failures of the modules within our battery pack. We identified the problem as being related to water and debris intrusion. We are currently participating in a field campaign with BAE in order to retrofit and upgrade the packs to reduce water and debris intrusion and preserve the performance and safety of the pack. In December 2011, we determined that some of the battery packs we produce for Fisker could have a potential safety issue relating to the battery cooling system due to the misalignment of certain hose clamps in the battery pack's internal cooling system. While there were no related battery performance or safety incidents with cars in the field and corrective actions were promptly undertaken, the problem required unanticipated management time and expense as well as the rapid re-deployment of technical personnel to the field. In March 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at its Livonia, Michigan manufacturing facility. The cost of this field campaign is estimated at $51.6 million.

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

        In January 2010, we entered into an agreement with Fisker, a privately-held company, to invest $13.0 million in cash and 479,282 shares of our common stock, which when transferred to Fisker had a value of approximately $7.5 million. In exchange, we received shares of convertible preferred stock in Fisker which are not liquid, and we do not expect that they will be liquid for some time. Our investment in Fisker exposes us to equity price risk; if Fisker does not execute on its strategic plan, our investment may not be recovered. This investment is subject to risk of loss in value, which could result in a material realized impairment loss. During the year ended December 31, 2011, we elected not to participate in Fisker's subsequent stock financing. This election not to participate resulted in the conversion of our preferred shares of Fisker to common shares on a 2:1 ratio. As such, we performed an analysis and valuation of our investment in Fisker resulting to the recognition of an impairment charge of $11.6 million for the year ended December 31, 2011. During the six months ended June 30, 2012, our analysis and valuation resulted in an impairment charge of $2.9 million.

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

We may be unable to successfully implement or manage our manufacturing expansion of capability or realize the expected benefits of an expansion.

        We expect to expand our battery manufacturing capacity to meet expected demand for our products. Much of our domestic expansion, such as our recent expansion in Livonia and Romulus, Michigan, depends upon our receipt of sufficient federal and state incentive funding and our ability to successfully ramp our manufacturing operations, particularly in the production of prismatic batteries. We may not receive the federal and state funding necessary for our planned expansion at all or on a timely basis. In addition, such funding could be subject to conditions that are commercially unacceptable to us or for which we are unable to comply. Even if we succeed in expanding our manufacturing capacity, we may not have enough demand for our products to justify the increased capacity.

        Any such expansion will place a significant strain on our senior management team and our financial and other resources. Any expansion will expose us to greater overhead and support costs and other risks associated with the manufacture and commercialization of new products. Our ability to manage our growth effectively will require us to continue to improve our operations and our financial and management information systems and to train, motivate and manage our employees. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any expansion could harm our business, prospects, results of operations and financial condition.

We may not be able to successfully recruit and retain skilled employees, particularly scientific, technical and management professionals.

        We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial and marketing personnel who are familiar with our key customers and experienced in the battery industry. Industry demand for such employees, especially employees with experience in battery chemistry and battery manufacturing processes, however, exceeds the number of personnel available, and the competition for attracting and retaining these employees is intense. This competition will intensify if the advanced battery market continues to grow, possibly requiring increases in compensation for current employees over time. We compete in the market for personnel against numerous companies, including larger, more established competitors who have significantly greater financial resources than we do and may be in a better financial position to offer higher compensation packages to attract and retain human capital. We cannot be certain that we will be successful in attracting and retaining the skilled personnel necessary to operate our business effectively in the future, especially in light of the financial challenges we face. Because of the highly technical nature of our batteries and battery systems, the loss of any significant number of our existing engineering and project management personnel could have a material adverse effect on our business and operating results.

Our future success depends on our ability to retain key personnel.

        Our success will depend to a significant extent on the continued services of our senior management team, and in particular David Vieau, our chief executive officer, and Gilbert N. Riley, Jr., our chief technical officer. The loss or unavailability of either of these individuals, as well as other members of our senior management team, could harm our ability to execute our business plan, maintain important business relationships and complete certain product development initiatives, which could harm our business. We do not have agreements requiring any of our senior management team to remain with our company. In addition, each of these individuals could terminate his or her relationship with us at any time, and we may be unable to enforce any applicable employment or non-compete agreements.

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

        Under our manufacturing model, we develop and establish manufacturing processes and systems for the low volume prototype production of our new products. As demand increases for a product, we transfer these processes and systems to, and replicate and scale these processes and systems in our high volume manufacturing facilities. If we are unable to effectively and quickly transfer, replicate and scale these manufacturing processes and systems, such as replicating our former prismatic pilot facility in Korea to our new facilities in Livonia and Romulus, Michigan, we may be unable to meet our customers' product quality and quantity requirements and lower our costs of goods sold and our results of operations could be adversely affected.

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

Problems in our manufacturing and assembly processes have limited, and could, in the future, limit our ability to produce sufficient batteries to meet the demands of our customers.

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

        As we have scaled up our production capacity, we have experienced production problems that limited our ability to produce a sufficient number of batteries to meet the demands of certain customers. For example, in 2010, we identified several significant technical issues in the manufacturing scale-up of our prismatic batteries. Although we identified and have taken corrective actions for these issues, the problems encountered resulted in a higher yield loss in ramp-up production, temporary halts in the production process and distraction of personnel. If these or other production problems recur and we are unable to resolve them in a timely fashion, our business could suffer and our reputation may be harmed. In addition, in December 2011, we determined that some of the battery packs we produce for Fisker could have a potential safety issue relating to the battery cooling system due to the misalignment of certain hose clamps in the battery pack's internal cooling system. While there were no related battery performance or safety incidents with cars in the field and corrective actions were promptly undertaken, the problem required unanticipated management time and expense as well as the rapid re-deployment of technical personnel to the field. On March 26, 2012, we launched a field campaign to replace battery modules and packs that may contain defective prismatic cells produced at our Livonia, Michigan manufacturing facility. This field campaign has limited our ability to produce sufficient batteries to meet the demands of our customers.

Our failure to cost-effectively manufacture our batteries and battery systems in quantities which satisfy our customers' demand and product specifications and their expectations for product quality and reliable delivery could damage our customer relationships and result in significant lost business opportunities for us.

        We manufacture a substantial percentage of our products rather than relying upon third-party outsourcing. To be successful, we must cost-effectively manufacture commercial quantities of our complex batteries and battery systems that meet our customer specifications for quality and timely delivery. To facilitate the commercialization of our products, we must further reduce our manufacturing costs, which we intend to do by working with manufacturing partners and by improving our manufacturing and development operations in our wholly-owned operations in China. We manufacture our batteries and assemble our products in China, Massachusetts and Michigan. We depend on the performance of our manufacturing partners, as well as our own manufacturing operations, to manufacture and deliver our products to our customers. If we or any of our manufacturing partners are unable to manufacture products in commercial quantities on a timely and cost-effective basis, we could lose our customers and be unable to attract future customers.

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

        In October 2011, we settled a patent litigation with Hydro-Québec and the University of Texas, or UT, involving certain patents Hydro-Québec has licensed from UT, related to electrode materials used in lithium-ion batteries. This litigation was initially commenced in 2006 and had been scheduled to go to trial in December 2011.

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

        Our success depends in part on avoiding the infringement of other parties' patents and proprietary rights. We may inadvertently infringe existing third- party patents or third-party patents issued on existing patent applications. In the United States and most other countries, patent applications are published 18 months after filing. As a result, there may be third-party pending patent applications of which we are unaware, and which we may infringe once they issue. These third parties could bring claims against us that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could cause us to pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder. In addition, we may have, and may be required to, make representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third party technologies or violate government regulations. Further, if a patent infringement suit were brought against us, we and our customers, development partners and licensees could be forced to stop or delay research, development, manufacturing or sales of products based on our technologies in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with products based on our technologies. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

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

        Business tax is usually a fee of 3-5 percent levied on services—such as transport, construction, education, finance, and insurance—transfer of intangible assets, and sales of fixed assets, none of which are generally eligible for VAT. Business tax regulations, which took effect January 1, 2009, may impose business on services exchanged among China—and foreign-based entities which previously were not subject to business tax, and the potential overall impact is to increase the tax burden of cross- border service transactions.

        Frequent changes to China's tax laws can result in uncertainty and unpredictability in financial results of our operations in China. China's tax laws are supplemented with detailed implementation rules and circulars. However, the interpretation of the rules may vary among local tax authorities.

Risks Related to Ownership of Our Securities

We could lose our listing on the NASDAQ Global Select Market if the trading price of our common stock remains below $1.00 for 30 consecutive days. The loss of the listing would make our common stock significantly less liquid and would affect its value.

        Our common stock is listed on the NASDAQ Global Select Market, with a closing price of $0.45 on August 6, 2012 and has traded below $1.00 since July 9, 2012. If the price of our common stock remains below $1.00 for 30 consecutive days, we are subject to being delisted from the NASDAQ Global Select Market. Subject to a 180-day compliance period, upon delisting from the NASDAQ Global Select Market, our stock would be traded on the NASDAQ Capital Market until we maintain a minimum bid price of $1.00 for 30 consecutive days, at which time we regain our listing on the NASDAQ Global Select Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a further 180-day grace period on the NASDAQ Capital Market, subject to compliance with certain core listing standards, we would receive a delisting notice from the NASDAQ Capital Market.

        If we are unable to maintain the NASDAQ listing of our common stock as a result of our failure to continue to comply with these requirements or any other minimum listing requirement, our common stock may be perceived as a less desirable investment, negatively affecting the market for the common stock, which could decrease our ability to issue new shares of common stock and attract further equity investment. A delisting could also enhance the perception of our financial distress among our lenders, trade creditors, business partners, vendors, analysts, and the media, which could cause some of our trade creditors to impose increasingly less favorable terms and make it more difficult for us to obtain future financing and develop strategic alliances. We cannot assure you that we will be able to maintain the NASDAQ listing of our common stock or comply with NASDAQ's minimum listing requirements.

We are party to a securities class action litigation, and our directors and certain of our current and/or former officers are parties to two putative derivative action litigations and two shareholder demands which may be costly to investigate and/or defend and the outcome of which are uncertain.

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

        On May 14, 2012, a putative derivative action was filed in the U.S. District Court for the District of Massachusetts against the Board of Directors and certain others, as well as against our company as a nominal defendant, captioned, Jane Ahmed v. David P. Vieau, David Prystash, John Granara, Desh Deshpande, Arthur L. Goldstein, Gary E. Haroian, Dr. Paul E. Jacobs, Mark M. Little, Jeff McCarthy and Dr. Bart Riley, 1:12-CV-10865-RGS. The complaint alleges that certain of our disclosures between February 28, 2011 and March 28, 2012 were materially misleading because they failed to disclose the prismatic cell manufacturing issues and that the individual defendants violated their fiduciary duties and other causes of action on behalf of the company. The complaint alleges that demand on the board to take such actions would be "futile" and should be excused. On June 6, 2012, the defendants moved to dismiss the complaint on the ground that demand on the board of directors was required under Delaware law and that plaintiff had not properly pled that demand in this case should be excused as futile. On June 20, 2012, plaintiff opposed that motion, and on June 25, defendants submitted a reply in further support of their motion to dismiss. The motion to dismiss has not been decided at this time.

        On May 15, 2012, we received a letter addressed to our Board of Directors from an attorney representing an individual claiming to be a shareholder of our company. The letter asserts that our disclosures between November 9, 2010 and March 28, 2012 were materially misleading as a result of the prismatic cell manufacturing issue disclosed in March of 2012, and asserts that the Board breached its fiduciary duties during this time. The letter makes a demand on the Board to investigate the alleged inaccurate statements and to consider potential legal action against those deemed responsible. The Board considered the issues raised in the letter and retained independent counsel to advise them. On August 3, 2012 the Board's counsel responded to the letter on the Board's behalf indicating that the Board considered the allegations in the demands based on an investigation on behalf of the Board conducted by outside directors with the assistance of counsel and determined that it would not be in the best interest of A123 or its stockholders to commence or maintain an action against any of our present or former officers or directors concerning the matters alleged in the demand and refused the demands.

        On May 21, 2012, a putative derivative action was filed in Superior Court for the Commonwealth of Massachusetts against the Board of Directors and certain others, as well as against our company as a nominal defendant, captioned, Murray Sussman v. David P. Vieau, Gururaj Deshpande, Gilbert N. Riley, Jr., Jeffrey McCarthy, Gary E. Haroian, Arthur L. Goldstein, Paul E. Jacobs, Mark M. Little, David Prystash, John Granara, Case No. 12-917. The complaint asserts substantially similar allegations and claims as the Ahmed complaint summarized above, including that demand on the board of directors should be excused as futile. On June 11, 2012, the defendants filed a motion asking the court to stay this litigation in favor of the derivative case pending in the U.S. District Court for the District of Massachusetts, or, in the alternative, that the complaint should be dismissed on the ground that demand on the board of directors was required under Delaware law and that plaintiff had not properly pled that demand in this case should be excused as futile. On July 16, 2012, the plaintiff filed a memorandum of law in opposition to defendants' motion to stay the litigation, or in the alternative, to dismiss this action. On July 27, 2012, the defendants filed a reply memorandum of law in further support of their motion to stay, or in the alternative, to dismiss the action. The motion to stay or dismiss has not been decided at this time. The court has set a hearing date of September 11, 2012 on defendants' motion to stay or dismiss.

        On July 13, 2012, we received a demand letter addressed to our Board of Directors from an attorney representing an individual claiming to be a shareholder of the company. The letter alleges that our disclosures between March 11, 2011 and March 12, 2012 were materially misleading as a result of the prismatic cell manufacturing issue disclosed in March of 2012 and asserts that the Board and certain current and/or former executive officers of the company breached their fiduciary duties. The letter makes a demand on the Board to investigate the alleged breach of fiduciary duties to our company and to consider legal action against those responsible. The Board considered the issues raised in the letter and had its independent counsel advise them. On August 3, 2012 the Board's counsel responded to the letter on the Board's behalf indicating that the Board considered the allegations in the demands based on an investigation on behalf of the Board conducted by outside directors with the assistance of counsel and determined that it would not be in the best interest of A123 or its stockholders to commence or maintain an action against any present or former officer or director of our company concerning the matters alleged in the demand and refused the demands.

        For a more detailed discussion of these litigations, see Item 1 of Part II: "Legal Proceedings."

        While we believe that the claims in each of these matters are without merit, we can provide no assurance as to their outcome. Any conclusion of these matters in a manner adverse to us could have a material adverse effect on our business, financial condition, and results of operations. Also, the mere existence, and the uncertainty with respect to the ultimate outcome, of these matters or any other litigation or demand that we may become involved with, could cause our current and potential customers, development partners, the federal or state governments and licensees to stop, delay or avoid doing business with us or modify the extent to which they are willing to do business with us, and this loss or delay of business could harm our operating results and our ability to execute on our business plan.

        In addition, during the course of these matters, there could be public announcements of the results of investigations, hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.

        While we intend to defend these litigations vigorously, we may not prevail and even if we do prevail, these proceedings can be expensive and distract our management. Because the price of our common stock has been, and may continue to be, highly volatile, we have no assurance that additional securities class action complaints or putative derivative action complaints will not be filed against us in the future.

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

        The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. For example, from September 24, 2009 through June 30, 2012, our common stock traded at a high price of $28.20 and a low price of $0.82. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

        Our common stock has experienced significant price and volume fluctuations. The market price of our common stock, as well as the general level of interest rates and our credit quality, will likely significantly affect the market price of our convertible notes. This may result in significantly greater volatility in the trading value of our convertible notes than would be expected for nonconvertible debt securities we may issue. We cannot predict whether the price of our common stock or interest rates will rise or fall. The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future.

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

        In addition, if a "fundamental change" occurs pursuant to 2016 Notes, holders of the convertible notes will have the right, at their option, to require us to repurchase all or a portion of their convertible notes. Further, if a "change of control" occurs pursuant to 2013 Senior Notes, holders of the convertible notes will have the right, at their option, to require us to repurchase all or a portion of their outstanding notes at a premium. In the event of a "make whole adjustment event" under the 2016 Notes, we may be required to increase the conversion rate applicable to convertible notes surrendered for conversion in connection with such make whole adjustment event. In addition, the 2013 Senior Notes and the indenture governing the 2016 Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the convertible notes. These provisions in the 2013 Senior Notes and the indenture governing the 2016 Notes may have the effect of delaying, deferring or preventing a change in control. These provisions may make it more difficult for other persons, without the approval of our board of directors or a committee thereof, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder's best interest. These provisions could also limit the price that some investors might be willing to pay in the future for shares of our common stock.

Item 2.    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

        On May 24, 2012, we issued to the certain purchasers $50.0 million aggregate principal amount of the Notes (at face amount) (the "2013 Senior Notes") and Warrants to purchase 12,711,864 shares of our common stock (the "May 2012 Warrants"), subject to certain adjustments, for an aggregate purchase price of $50.0 million. The purchasers were (1) Hudson Bay Master Fund Ltd. and J.P. Morgan Omni SPC, Ltd., which are managed by Hudson Bay Capital Management LP and (2) Tenor Special Situation Fund, L.P., Parsoon Special Situation Ltd., Tenor Opportunity Master Fund. Ltd, and Aria Opportunity Fund, Ltd., which are managed by Tenor Capital Management Company, LP. We paid fees and expenses of approximately $3.4 million, including $2.8 million to the placement agent, Lazard

Frères & Co. LLC, and $135,000 to reimburse the legal fees and expenses of the purchasers incurred in connection with the transaction. Accordingly, the net proceeds to us were $46.6 million.

        The 2013 Senior Notes and May 2012 Warrants were offered and sold to the purchasers pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation De promulgated thereunder. The 2013 Senior Notes and the May 2012 Warrants are detachable and legally separable.

        The 2013 Senior Notes are convertible, at the purchasers' option, into shares of our common stock, initially at a fixed conversion price of $1.18 per share, subject to certain adjustments. The 2013 Senior Notes bear interest at a rate of 6.00% per year, subject to certain adjustments, and mature on July 15, 2013. The 2013 Senior Notes are pari passu in right of payment with all existing and future unsecured senior indebtedness and will be senior in right of payment to any future subordinated indebtedness.

        The purchasers also have the right at any time, and from time to time, after August 15, 2012, to elect to convert up to $30.0 million aggregate principal amount of 2013 Senior Notes at a price equal to 85% of the closing price of our common stock on the trading day immediately preceding the conversion date; provided, however, that the Purchasers may not convert more than $3.5 million aggregate principal amount of the 2013 Senior Notes on any given trading date. The 2013 Senior Notes may not be converted if, after giving effect to the conversion, the Purchasers together with their affiliates would beneficially own in excess of 4.99% of the outstanding shares of our common stock. This maximum percentage may be raised to any other percentage not in excess of 9.99% at the option of the Purchasers, upon at least 61-days' prior notice to us, or lowered to any other percentage, at the option of the Purchasers at any time.

        The May 2012 Warrants have an exercise price equal to $1.29 per share, and the May 2012 Warrants can be exercised beginning on November 26, 2012 and will expire on November 24, 2017. In the event of a fundamental change, as defined in the Warrants, the Purchasers are entitled to a fair value settlement for the lost option value determined on a Black-Scholes-based calculation with defined assumptions within the agreement. The May 2012 Warrants have customary anti-dilution adjustments as well as an exercise price reset provision upon the issuance of common stock at a per share price less than the exercise price currently in effect for the warrant.

        The May 2012 Warrants may not be exercised if, after giving effect to the exercise, the Purchasers, together with their affiliates, would beneficially own in excess of 4.99% (the "Maximum Percentage"). The Maximum Percentage may be raised to any other percentage not in excess of 9.99% at the option of the holder of the May 2012 Warrants, upon at least 61-days' prior notice to us, or lowered to any other percentage, at the option of the Purchasers, at any time.

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

A123 SYSTEMS, INC.
Date: August 9, 2012	By:	/s/ DAVID P. VIEAU David P. Vieau Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2012	By:	/s/ DAVID PRYSTASH David Prystash Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

        Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XTRL Taxonomy Extension Definition

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