Form 10-Q
period 2012-09-30
B456 SYSTEMS, INC.
filed 2013-06-28
CIK 1167178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34463

B456 Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3583876 (I.R.S. Employer Identification No.)

B456 Systems, Inc.
200 West Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

617-778-5700

(Registrant’s telephone number, including area code)

A123 Systems, Inc.

200 West Street

Waltham, MA 02451

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 1, 2012, there were 305,699,542 shares of the registrant’s Common Stock, par value $.001 per share, outstanding.

B456 Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2012

Part I. Financial Information

Item 1.  Financial Statements

B456 Systems, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	December 31, 2011	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$186,893	$31,349
Restricted cash and cash equivalents	668	2,289
Accounts receivable, net	47,200	22,460
Inventory	103,394	98,970
Deferred cost	6,256	9,434
Prepaid expenses and other current assets	8,011	11,085
Total current assets	352,422	175,587
Property, plant and equipment, net	145,203	134,055
Goodwill	9,581	—
Long-term grants receivable	101,054	101,804
Deposits and other assets	5,745	7,586
Investments	11,897	2,000
Total assets	$625,902	$421,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit lines	$38,094	$—
Current portion of long-term debt	2,069	4,505
Current portion of capital lease obligations	1,740	1,485
Accounts payable	27,220	20,829
Accrued expenses	31,910	65,085
Other current liabilities	8,329	7,998
Deferred revenue	9,577	14,377
Deferred rent	181	181
Total current liabilities	119,120	114,460
Long-term debt, net of current portion	142,755	144,311
Capital lease obligations, net of current portion	17,336	16,254
Deferred revenue, net of current portion	35,303	35,768
Deferred rent, net of current portion	1,203	1,067
Warrant and derivative liabilities	—	15,769
Other long-term liabilities	13,820	13,482
Total liabilities	329,537	341,111
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value—5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2011 and September 30, 2012	—	—
Common stock, $0.001 par value—250,000,000 shares authorized; 134,342,974 and 305,699,542 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	134	306
Additional paid-in capital	946,506	1,020,354
Accumulated deficit	(648,958)	(939,422)
Accumulated other comprehensive loss	(1,317)	(1,317)
Total stockholders’ equity	296,365	79,921
Total liabilities and stockholders’ equity	$625,902	$421,032

See notes to unaudited condensed consolidated financial statements.

B456 Systems, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue:
Products	$59,603	$21,377	$104,625	$40,164
Services	4,716	4,083	14,144	13,170
Total revenue	64,319	25,460	118,769	53,334
Cost of revenue:
Products	78,014	43,189	157,928	183,161
Services	5,878	9,738	13,422	17,628
Total cost of revenue	83,892	52,927	171,350	200,789
Gross loss	(19,573)	(27,467)	(52,581)	(147,455)
Operating expenses:
Research, development and engineering	19,181	18,612	56,974	63,576
Sales and marketing	4,515	3,753	13,667	12,358
General and administrative	16,289	14,392	34,799	37,671
Production start-up	1,097	—	9,215	—
Goodwill impairment loss	—	9,581	—	9,581
Total operating expenses	41,082	46,338	114,655	123,186
Operating loss	(60,655)	(73,805)	(167,236)	(270,641)
Other income (expense):
Interest expense, net	(2,227)	(15,585)	(4,973)	(22,537)
Gain (loss) on foreign exchange	(98)	419	(19)	373
Gain on change in fair value of warrant derivative liability	—	25,248	—	25,429
Impairment of long-term investment	—	(5,943)	—	(8,873)
Loss on debt and warrant issuance and conversion	—	(12,544)	—	(12,544)
Other (expense) income, net	(143)	(220)	530	(1,015)
Total other expense, net	(2,468)	(8,625)	(4,462)	(19,167)
Loss from operations, before tax	(63,123)	(82,430)	(171,698)	(289,808)
Provision for income taxes	594	106	1,082	656
Net loss	(63,717)	(82,536)	(172,780)	(290,464)
Less: loss attributable to the noncontrolling interest	—	—	27	—
Net loss attributable to B456 Systems, Inc.	$(63,717)	$(82,536)	$(172,753)	$(290,464)
Net loss per share attributable to B456 Systems, Inc.—basic and diluted:	$(0.51)	$(0.40)	$(1.45)	$(1.76)
Weighted average number of common shares outstanding—basic and diluted	126,049	204,667	118,767	165,283

See notes to unaudited condensed consolidated financial statements.

B456 Systems, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2012	2011	2012
Net loss	$(63,717)	$(82,536)	$(172,780)	$(290,464)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(383)	—
Comprehensive loss	(63,717)	(82,536)	(173,163)	(290,464)
Less: loss attributable to the noncontrolling interest	—	—	27	—
Comprehensive loss attributable to B456 Systems, Inc.	$(63,717)	$(82,536)	$(173,136)	$(290,464)

See notes to unaudited condensed consolidated financial statements.

B456 Systems, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except per share data)

					Accumulated
	Common Stock,		Additional		Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Capital	Deficit	Loss	Equity	Interest
BALANCE—January 1, 2011	105,194	$105	$790,256	$(391,228)	$(935)	$398,198	$334
Stock-based compensation	—	—	10,411	—	—	10,411	—
Exercise of stock options	638	1	2,001	—	—	2,002	—
Vesting of restricted stock units	58	—	—	—	—	—	—
Issuance of common stock	20,184	20	115,167	—	—	115,187	—
Deconsolidation variable interest entity (VIE)	—	—	—	—	—	—	(307)
Net loss	—	—	—	(172,753)	—	(172,753)	(27)
Other comprehensive loss	—	—	—	—	(383)	(383)	—
BALANCE—September 30, 2011	126,074	$126	$917,835	$(563,981)	$(1,318)	$352,662	$—

BALANCE—January 1, 2012	134,343	$134	$946,506	$(648,958)	$(1,317)	$296,365	$—
Stock-based compensation	—	—	10,348	—	—	10,348	—
Exercise of stock options	11	—	12	—	—	12	—
Vesting of restricted stock units	364	1	—	—	—	1	—
Issuance of common stock	26,855	27	15,572	—	—	15,599	—
Issuance of common stock from conversion of notes payable	144,126	144	47,916	—	—	48,060	—
Net loss	—	—	—	(290,464)	—	(290,464)	—
BALANCE—September 30, 2012	305,699	$306	$1,020,354	$(939,422)	$(1,317)	$79,921	$—

See notes to unaudited condensed consolidated financial statements.

B456 Systems, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities:
Net loss	$(172,780)	$(290,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,230	21,424
Noncash rent	(150)	(136)
Noncash loss on equity investments	768	1,025
Impairment of long-lived and intangible asset	2,645	13,352
Impairment of long term investment	—	8,873
Gain on change in fair value of warrant derivative liability	—	(25,429)
Loss on debt and warrant issuance and conversion	—	12,544
Gain on asset transfer and subsequent deconsolidation of variable interest entity (VIE)	(1,255)	—
Loss on disposal of property and equipment	28	—
Amortization of debt issuance costs and noncash interest expense	1,892	15,791
Stock-based compensation	10,411	10,348
Changes in operating assets and liabilities, excluding the effect of deconsolidation of VIE:
Accounts receivable	(33,392)	22,857
Inventory	(52,047)	4,424
Deferred cost	(12,422)	(3,178)
Prepaid expenses and other assets	(2,839)	(6,413)
Accounts payable	26,718	(4,367)
Accrued expenses	14,294	36,985
Deferred revenue	(2,046)	7,149
Other liabilities	3,967	(1,401)
Net cash used in operating activities	(197,978)	(176,616)
Cash flows from investing activities:
Decrease (increase) in restricted cash	10,536	(1,621)
Purchases of and deposits on property, plant and equipment	(113,729)	(24,305)
Proceeds from government grant	32,022	4,459
Purchase of investments	(3,288)	—
Net cash used in investing activities	(74,459)	(21,467)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	115,187	32,793
Proceeds from government grant	900	1,000
Proceeds from exercise of stock options	2,002	12
Proceeds from issuance of debt, net of offering costs	138,824	58,989
Proceeds from revolving credit lines	38,094	—
Payments on settlement of warrants	—	(2,164)
Principal payments on revolving credit line	(8,000)	(38,094)
Principal payments on long term debt	(4,028)	(7,817)
Payments on capital lease obligations	(2,148)	(2,180)
Contributions from noncontrolling interest	600	—
Net cash provided by financing activities	281,431	42,539
Effect of foreign exchange rates on cash and cash equivalents	(17)	—
Net decrease in cash and cash equivalents	8,977	(155,544)
Cash and cash equivalents at beginning of period	216,841	186,893
Cash and cash equivalents at end of period	$225,818	$31,349
Supplemental cash flow information—cash paid for interest	$531	$2,863
Noncash investing and financing activities:
Purchase of equipment under capital leases	$153	$—
Increase in accounts payable and accrued expenses for property, plant and equipment	$26,996	$3,613
Deferred financing costs included in accounts payable and accrued expenses for property, plant and equipment	$342	$—
Fulfillment of government grants with advance proceeds	$1,046	$757

See notes to unaudited condensed consolidated financial statements.

B456 Systems, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business, Basis of Presentation, and Significant Accounting Policies

B456 Systems, Inc. (the “Company”) was incorporated in Delaware on October 19, 2001 under the name A123 Systems, Inc. (“A123”) and has its corporate offices in Waltham, Massachusetts. Prior to the Sale (as defined below), the Company designed, developed, manufactured and sold advanced rechargeable lithium-ion batteries and battery systems and provided research and development services to government agencies and commercial customers. On March 22, 2013, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation, as amended (the “Amendment”) to change its name from A123 Systems, Inc. to B456 Systems, Inc. The change of corporate name was effected to satisfy one of the Company’s obligations under the Asset Purchase Agreement dated December 11, 2012 by and among the Company, certain of its subsidiaries and Wanxiang America Corporation (“Wanxiang”), a subsidiary of Wanxiang Group Corporation (discussed below).

The Company has incurred significant net losses and negative operating cash flows since inception. At September 30, 2012, the Company had an accumulated deficit of $939.4 million, including a $290.5 million net loss incurred for the nine months ended September 30, 2012. The Company had $31.3 million in cash and cash equivalents at September 30, 2012, down from $186.9 million at December 31, 2011.

Chapter 11 Bankruptcy Filing—On October 16, 2012, the Company and all of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11, of Title 11 of the United States Code, in the United States Bankruptcy Court for the District of Delaware. The Company’s intent under the Chapter 11 filing was to, among other things, obtain access to new financing and facilitate one or more transactions, including the sale of certain of its automotive business assets. The Company continued operating its businesses in the ordinary course as it attempted to complete the sale of the automotive assets and continued to actively pursue strategic alternatives for their other businesses. The Company also obtained the necessary relief from the Bankruptcy Court to pay the claims of certain critical, priority and foreign vendors and the vast majority of its employees’ claims in full and on time in accordance with its existing business terms.

On October 16, 2012, the Company and its subsidiaries entered into an asset purchase agreement (the “JCI Asset Purchase Agreement”) with Johnson Controls, Inc. (“JCI”).  Pursuant to the JCI Asset Purchase Agreement,  JCI agreed to acquire the Company’s automotive business assets and certain liabilities, including all of its automotive technology, certain products and customer contracts, its facilities in Livonia and Romulus, Michigan and the Company’s equity interest in Shanghai Advanced Traction Battery Systems Co. Ltd., the Company’s joint venture with SAIC Motor Co., Ltd., for an aggregate purchase price of $116.0 million. Additionally, pursuant to the JCI Asset Purchase Agreement, the Company granted JCI the option to acquire its cathode powder manufacturing facilities in China for an additional purchase price of $9.0 million. The JCI Asset Purchase Agreement was subject to proposed bidding procedures and receipt of higher and better bid(s) at auction (the “Auction”). The JCI Asset Purchase Agreement called for the Company to pay a break-up fee in certain circumstances, including the Bankruptcy Court approving a higher bid at or as a result of the Auction. The Asset Purchase Agreement also provided for the reimbursement of specified expenses of JCI incurred by JCI in connection with the Asset Purchase Agreement. In conjunction with the Asset Purchase Agreement and the Chapter 11 Filing, the Company received a commitment from JCI for $72.5 million in debtor in possession financing (the “JCI DIP Loan Agreement”) to support the Company’s continued operations during the pendency of the bankruptcy case. On the date the agreement was executed, the Company received $15.5 million in financing from JCI.

On November 5, 2012, the Company and Wanxiang entered into an agreement regarding debtor in possession financing (the “Wanxiang DIP Loan Agreement”) pursuant to which Wanxiang provided the Company with $50.0 million in financing to support the Company’s continued operations during the pendency of the Company’s bankruptcy case. As a result of the execution of the Wanxiang DIP Loan Agreement, the JCI DIP Loan Agreement was terminated and all amounts borrowed from JCI were repaid.

On December 6, 7 and 8, 2012, the Company conducted, pursuant to bid procedures approved by the Bankruptcy Court, an auction under Section 363 of the federal Bankruptcy Code for the sale of the Company’s assets (the “Auction”), and announced on December 9, 2012 that it had reached agreement on the terms of an asset purchase agreement with Wanxiang through which Wanxiang would acquire substantially all of the Company’s assets for $256.6 million and an additional asset purchase agreement with Navitas Systems LLC (“Navitas”) through which Navitas would acquire the

Company’s Ann Arbor Michigan-based government business, including all U.S. military contracts, for $2.25 million (together, the “Proposed Sales”).

On December 11, 2012, the Bankruptcy Court issued an order approving the Proposed Sales, and asset purchase agreements between the Company and Wanxiang (the “Wanxiang APA”) and between the Company and Navitas (the “Navitas APA” and together with the Wanxiang APA, the “Asset Purchase Agreements”) were executed. Under the Wanxiang APA, Wanxiang agreed to acquire the Company’s automotive, grid and commercial business assets, including technology, products, contracts and U.S. facilities in Michigan, Massachusetts and Missouri; its operations in China; and its equity interest in Shanghai Advanced Traction Battery Systems Co., A123’s joint venture with Shanghai Automotive. The sale was subject to certain closing conditions, including approval from the Committee on Foreign Investment in the United States. Under the Navitas APA, Navitas agreed to acquire the Company’s U.S. government business assets, including its technology, products, intellectual property and contracts, as well as the lease for the Company’s facility in Ann Arbor, Michigan. The sale was subject to certain closing conditions, including the completion of the transactions contemplated by the Wanxiang APA as well as Navitas and Wanxiang entering into certain agreements related to the provision of transition services or the license of intellectual property between the companies. As a result of Wanxiang being the successful bidder at the Auction, the JCI Asset Purchase Agreement was terminated, and on December 11, 2012, the Company paid JCI an aggregate of $5.5 million, representing a “Breakup Fee” fee of $2.5 million, as well as expenses of up to $3.0 million required to be reimbursed by the Company.

On January 29, 2013, the Proposed Sales were closed with Wanxiang and Navitas.  The Company received $258.6 million of net proceeds in conjunction with this sale, of which $50.0 million was used to repay the funds received under the Wanxiang DIP financing agreement executed November 5, 2012.

On February 6, 2013, the Company filed with the Bankruptcy Court a proposed Joint Plan of Liquidation (the “Proposed Plan”) and related disclosure statement (the “Disclosure Statement”) for the resolution and satisfaction of all claims against and interests in the Company. The Proposed Plan provides for the liquidation of assets of the Estate (i.e., the remaining assets of the Company not purchased by Wanxiang or Navitas, the “Estate”), including the investigation and prosecution of Estate Causes of Action, by a Liquidation Trust to be formed pursuant to the Proposed Plan and a Liquidation Trust Agreement. The Liquidation Trust is to be managed by a Liquidation Trustee as well as by a Liquidation Trust Oversight Committee selected by the Official Creditors’ Committee. The Liquidation Trust shall be responsible for making distributions to holders of claims and, if applicable, interests, as well as all other administrative tasks necessary for ultimate resolution of the Chapter 11 cases, pursuant to the terms of the Proposed Plan and the Liquidation Trust Agreement.

On May 20, 2013 the Proposed Liquidation Plan was approved by the Bankruptcy Court to be effective in June/July 2013.

Basis of Presentation—The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2012 and for the three and nine months ended September 30, 2011 and 2012 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2012. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP for complete financial statements.

The interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of September 30, 2012 and results of its operations for the three and nine months ended September 30, 2011 and 2012, and its cash flows for the nine months ended September 30, 2011 and 2012.

The financial statements in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and, as such, do not include any adjustments that might arise from the outcome of the Company’s bankruptcy filings discussed above.

Comprehensive Loss—In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) as amended, requiring amendments to the disclosure for presentation of comprehensive loss. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011, requires presentation of total comprehensive loss, the components of net loss and the components of other comprehensive loss either in a single continuous statement of comprehensive loss or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to this guidance which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive loss either in a single continuous statement of comprehensive loss by component in both the statement in which net loss is presented and the statement in which other comprehensive loss is presented. This guidance is effective for annual periods beginning after December 15, 2011. In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified out of Accumulative Other Comprehensive Income (ASU 2013-02), which replaces the presentation requirements for reclassifications out of accumulated other comprehensive loss in ASU 2011-05 and ASU 2011-12. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive loss by component and to present significant amounts reclassified out of accumulated other comprehensive loss by respective line items of net loss if the amount reclassified is required to be reclassified to net loss in its entirety. ASU 2013-02 is effective in periods beginning after December 15, 2012 and should be applied prospectively. The Company adopted the amended guidance to ASC 2011-065 requiring presentation of comprehensive loss in two consecutive financial statements for the nine months ended September 30, 2012. The implementation of this guidance did not have a material impact on the Company’s condensed consolidated results of operations or financial position. The adoption of ASU 2013-02 is not anticipated to have any impact on our financial position, results of operations or cash flows.

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

Government Grants—The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of each individual grant as of each reporting period to ensure that the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. For example, if a grant has conditions where the Company must create and maintain a certain number of jobs, the Company records the grant in the period that it has evaluated and determined that the necessary number of jobs has been created and, based on the Company’s forecasts, it is reasonably assured that the jobs will be maintained during the required employment period. Government grants are recognized in the condensed consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the condensed consolidated statements of operations over the period that the Company is required to comply with the conditions of the grants. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as reduced depreciation expense. For the three and nine months ended September 30, 2011, the Company recorded $4.2 million and $10.3 million, respectively, as a reduction to depreciation expense related to reduced carrying value of property, plant and equipment due to government grants reimbursements. For the three and nine months ended September 30, 2012, the Company recorded $8.8 million and $26.5 million, respectively, as a reduction to depreciation expense related to reduced carrying value of property, plant and equipment due to government grants reimbursements.

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

The Company classifies grant proceeds received in advance of spending for qualified expenditures as a cash flow from financing activities in the condensed consolidated statements of cash flows, as the proceeds are used to assist in funding future expenditures. Grant proceeds received as reimbursements for capital expenditures previously incurred are classified in cash flows from investing activities and grant proceeds received as reimbursements for operating expenditures previously incurred are classified in cash flows from operating activities.

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

Products Revenue

Products revenue is generally recognized upon transfer of title and risk of loss, which is typically upon shipment, unless an acceptance period exists. The Company’s customary shipping terms are FOB shipping point or free carrier. In instances where customer acceptance of a product is required, revenue is either recognized (i) upon shipment when the Company is able to demonstrate that the customer specific objective criteria have been met or (ii) upon the earlier of customer acceptance or expiration of the acceptance period. The Company’s customers may generally cancel orders at any time prior to product shipment.

The Company provides warranties for its products and records the estimated costs as a cost of revenue in the period the revenue is recorded. The Company’s standard warranty period extends one to five years from the date of delivery, depending on the type of product purchased and its application. The warranties provide that the Company’s products will be free from defects in material and workmanship and will, under normal use, conform to the specifications for the product. The standard warranties further provide that the Company will repair the product or provide replacement parts at no charge to the customer. The Company’s warranty liability is based on the current field campaign and on projected product failure rates and estimated costs of fulfilling warranty claims. Projections are based on the Company’s actual warranty experience and other known and expected factors. The Company monitors its warranty liability and adjusts the amounts as necessary. When the Company is unable to reasonably determine its obligation for warranty of new products, revenue from the sale of the products is deferred until expiration of the warranty period or until such time as the warranty obligation can be reasonably estimated.

In instances where the Company has deferred revenue due to not meeting all of the revenue recognition criteria but where title has passed to the customer, the Company also defers the associated costs of revenue until such time that it is able to recognize the revenue. Deferred costs of revenue are classified in the condensed consolidated balance sheets as deferred costs under current assets as these are expected to be recognized as cost of revenue in the condensed consolidated statement of operations within one year. As of December 31, 2011 and September 30, 2012, the Company had deferred cost of revenue of $6.3 million and $9.4 million, respectively.

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

Service revenue includes revenue derived from the execution of contracts awarded by the U.S. Federal government, other government agencies and commercial customers. The Company’s research and development arrangements with the federal government or other government agencies typically require the Company to provide pure research, in which the Company investigates design techniques on new battery technologies. The Company’s arrangements with commercial customers consist of arrangements where the Company is paid to enhance or modify an existing product or to develop a new product to meet a customer’s specifications.

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

During the three and nine months ended September 30, 2011, the Company recognized $0.4 million and $0.6 million in license fee revenue. During the three and nine months ended September 30, 2012, the Company recognized $0.6 million and $1.7 million, respectively, in license fee revenue.

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

Currently, the Company has two outstanding technology license agreements with its customers to license certain of its technology in the field of consumer electronic devices (excluding power tools and certain other consumer products) and in the field of manufacturing advance battery systems and modules in the transportation market. In connection with the license agreements, the licensees have paid up front, non-refundable license fees and will pay ongoing royalties based on a percentage of the licensees’ net sales of products that use or embody the licensed technology and know-how. The Company has commenced recognizing revenue on both of the upfront license fees over the longer of the license term or the expected customer relationship.

Deferred revenue related to the license agreements were $34.5 million and $33.1 million as of December 31, 2011 and September 30, 2012, respectively.

Customer Deposits

Customer deposits received from customers related to products where title has not passed are recorded in other liabilities. The Company classifies as long-term the portion of customer deposits that are expected to be recognized beyond one year. Upon transfer of title and when all of the revenue recognition criteria have been met, the Company recognizes the related revenue. If not all of the revenue recognition criteria have been met, but title to the goods has passed to the customer, the Company records the related amount in deferred revenue. As of December 31, 2011 and September 30, 2012, the Company recorded customer deposits of $6.9 million and $3.5 million in other current liabilities, respectively.

Fair Value of Financial Instruments—Except for the convertible notes (the 2016 Notes as defined in Note 8 and the 2013 Senior Notes) outstanding, the carrying amount of all financial instruments approximate their fair values as of December 31, 2011 and September 30, 2012. The carrying amount of cash (Level 1) and restricted cash (Level 1) approximates fair value due to the short-term nature of these items. Cash equivalents, which include money market accounts, are carried at fair value. Management believes that the Company’s debt obligations (Level 2), except for the 2016 Notes outstanding as of December 31, 2011 and September 30, 2012, and the 2013 Senior Notes outstanding as of September 30, 2012, accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value. The Company’s outstanding 2016 Notes (Level 2) have an estimated fair value of $51.4 million and $140.7 million as of December 31, 2011 and September 30, 2012 based on available market data. As of December 31, 2011 and September 30, 2012, the 2016 Notes had a carrying value of $140.1 million and $140.7 million reflected in long-term debt in the Company’s condensed consolidated balance sheet, which reflects the face amount of $143.8 million, net of the unamortized discount. The Company’s outstanding 2013 Senior Notes (Level 2) have an estimated fair value of $4.5 million as of September 30, 2012 based on available market data.  As of September 30, 2012, the 2013 Senior Notes had a carrying value of $4.5 million reflected in the current portion of long-term debt in the Company’s condensed consolidated balance sheet, which reflects the face amount of $4.2 million plus $0.3 million of debt discount.

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company’s cash equivalents and warrant derivative liability.

Items Measured at Fair Value on a Recurring Basis—The following tables show assets measured at fair value on a recurring basis and the input categories associated with those assets (in thousands):

		As of December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Money market funds	$160,944	$160,944	$—	$—

		As of September 30, 2012
	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$15,950	$15,950	$—	$—
Embedded derivative asset(1)	$44	$—	$—	$44
Liabilities:
Warrant derivative liability	$14,574	$—	$—	$14,574
Embedded derivative liability	$1,195	$—	$—	$1,195

(1) Included in Other Current Assets.

Cash and cash equivalents include investments in money market fund investments that are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets.

The embedded derivative asset related to the Hudson Bay embedded derivatives are carried at fair value and are classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs.

The Company’s warrant derivative liability represents the liability for the January 2012 Warrants and May 2012 Warrants issued to institutional investors (Note 2), and the warrant issued to Wanxiang as part of the bridge financing. The warrant derivative liability related to the January 2012 Warrants, the May 2012 Warrants and the Wanxiang Warrants are carried at fair value and are classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The embedded derivative liability related to the Wanxiang embedded conversion and redemption features are carried at fair value and are classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs.

The Company’s embedded derivative asset represents the redemption feature included in the August 2012 Amendment of the 2013 Senior Notes.  The value of the embedded derivative on the date of the amendment (August 8, 2010) was $1.5 million was determined using a lattice valuation model using the following assumptions: (i) the stock price on the date of measurement, (ii) expected term of 0.93 years, (iii) risk-free rate of 0.17%, (iv) expected common stock volatility of 98.5% (v) bond yield rate of 30.0% and (iv) default recovery rate of 35.0%. The value of the embedded derivative on September 30, 2012 of less than $0.1 million was determined using a lattice valuation model using the following assumptions (i) the stock price on the date of measurement, (ii) expected term of 0.09 years, (iii) risk-free rate of 0.06%, (iv) expected common stock volatility of 134.0% (v) bond yield rate of 30.0% and (iv) default recovery rate of 40.0%.

The initial fair value of the January 2012 Warrants at the date of issuance was determined to be $11.9 million using the Black- Scholes option pricing method applying the following assumptions: (i) risk-free rate of 0.31%, (ii) remaining term of 2.5 years, (iii) no dividend yield, (iv) volatility of 79%, (v) the exercise price of $2.71, and (vi) the stock price on the date of measurement. As of September 30, 2012, the fair value of the January 2012 Warrants was determined to be $0.8 million using the Black-Scholes option pricing method applying the following assumptions: (i) risk-free rate of 0.22%, (ii) remaining term of 1.83 years, (iii) no dividend yield, (iv) volatility of 106%, (v) the exercise price of $2.71, and (vi) the stock price on the date of measurement. A 10% change in volatility would impact the fair value of the warrant as of September 30, 2012 by $0.1 million. In the event of a change in control, these warrants require a cash payment based on contractually defined inputs. The probability of a change in control has been factored into the valuation of the liability.

The initial fair value of the May 2012 Warrants at the date of issuance was determined to be $7.7 million using the Black- Scholes option pricing method applying the following assumptions: (i) risk-free rate of 0.99%, (ii) remaining term of 5.5 years, (iii) no dividend yield, (iv) volatility of 77%, (v) the exercise price of $1.29, and (vi) the stock price on the date of measurement. As of September 30, 2012, the fair value of the May 2012 Warrant was determined to be $1.7 million using the Black- Scholes option pricing method applying the following assumptions: (i) risk-free rate of 0.62%, (ii) remaining term of 5.15 years, (iii) no dividend yield, (iv) volatility of 78%, (v) the exercise price of $0.42, and (vi) the stock price on the date of measurement. A 10% change in volatility would impact the fair value of the warrant as of September 30, 2012 by $0.2 million. In the event of a change in control, these warrants require a cash payment based on contractually defined inputs. The probability of a change in control has been factored into the valuation of the liability.

The initial fair value of the July 2012 Warrants at the date of issuance was determined to be $4.9 million using a Monte-Carlo simulation methodology applying the following assumptions: (i) risk free rate ranging from 0.06% to 0.07% (ii) remaining term of 2 days to 22 days, (iii) volatility ranging from 98.5% to 136.4% (iv) the exercise price of $0.001, and (vi) the stock price on the date of measurement. The warrants were exercised during July of 2012 resulting in the issuance of 6,662,852 shares of common stock.

The initial fair value of the Wanxiang Warrants at the date of issuance was determined to be $14.1 million using the Monte Carlo simulation methodology by applying the following assumptions: (i) risk-free rate of 0.83%, (ii) remaining term of 5 years, (iii) no dividend yield, (iv) volatility of 86%, (v) the exercise price of $25M, and (vi) the stock price on the date of measurement. As of September 30, 2012, the fair value of the Wanxiang Warrant was determined to be $12.1 million using the Monte Carlo simulation methodology by applying the following assumptions: (i) risk-free rate of 0.60%, (ii) remaining term of 4.88 years, (iii) no dividend yield, (iv) volatility of 86%, (v) the exercise price of $25M, and (vi) the stock price on the date of measurement. A 10% change in volatility would impact the fair value of the warrant as of September 30, 2012 by $0.2 million. In the event of a change in control, these warrants require a cash payment based on contractually defined inputs. The probability of a change in control has been factored into the valuation of the liability.

The Company’s embedded derivative liability represents the liability for the embedded conversion and redemption features within the Wanxiang Notes that are not clearly and closely related to the debt and do not meet the criteria for equity classification. Accordingly, these embedded derivatives are measured at fair value separate from the debt obligation and recorded as a liability. The embedded derivative liability is classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. The initial fair value of the embedded derivatives upon issuance was determined to be $1.1 million using the discounted cash flow model by applying the following assumptions: (i) risk-free rate ranging from 0.00% to 0.32%, (ii) bond yield of 30%, (iii) no dividend yield, (iv) interest rate of 10%, and (v) recovery rate of 71%. As of September 30, 2012, the fair value of the embedded derivatives upon issuance was determined to be $1.2 million using the discounted cash flow model applying the following assumptions: (i) risk-free rate ranging from 0.00% to 0.25%, (ii) bond yield of 35%, (iii) no dividend yield, (iv) interest rate of 10%, and (v) recovery rate of 71%, and (vi). The probability of a change in control and the probability of debt covenant triggers have been factored into the valuation of the embedded derivative liability.

The following table provides a roll forward of the fair value of these assets and liabilities, where fair value is determined by Level 3 inputs (in thousands):

Assets Measured as Level 3 Inputs

Three Months Ended September 30, 2012
Balance at June 30, 2012	$—
Embedded derivatives associated with the Hudson Bay Note	1,456
Change in fair value (loss)	(1,412)
Balance at September 30, 2012	$44

Nine Months Ended September 30, 2012
Balance at January 1, 2012	$—
Embedded derivatives associated with the Hudson Bay Note	1,456
Change in fair value (loss)	(1,412)
Balance at September 30, 2012	$44

Liabilities Measured as Level 3 Inputs

Three Months Ended September 30, 2012
Balance at June 30, 2012	$22,274
Warrants issued July 10, 2012	4,937
Wanxiang Warrants issued August 8, 2012	14,147
Embedded derivatives associated with the Wanxiang Warrants	1,072
Change in fair value (gain)	(26,661)
Balance at September 30, 2012	$15,769

Nine Months Ended September 30, 2012
Balance at January 1, 2012	$—
Warrants issued January 25, 2012	11,901
Warrants issued May 24, 2012	7,712
Warrants issued July 10, 2012	4,937
Wanxiang Warrants issued August 8, 2012	14,147
Embedded derivatives associated with the 2013 Senior Notes	2,841
Embedded derivatives associated with the Wanxiang Warrants	1,072
Change in fair value (gain)	(26,841)
Balance at September 30, 2012	$15,769

Items Measured at Fair Value on a Non-Recurring Basis—The following tables show assets measured at fair value on a non-recurring basis and the input categories associated with those assets (in thousands):

		As of December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Investment in Fisker	$8,873	$—	$—	$8,873
Goodwill	$9,581	$—	$—	$9,581

As of September 30, 2012
	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in Fisker	$—	$—	$—	$—
Goodwill	$—	$—	$—	$—

In January 2010, the Company entered into an agreement to purchase preferred stock of Fisker Automotive, Inc., a maker of plug-in hybrid electric vehicles in the United States (“Fisker”). The Company invested (i) cash of $13.0 million; and (ii) shares of the Company’s common stock, which, when transferred to Fisker, had a fair market value of $7.5 million. The Company historically accounted for its investment under the cost method. In December 2011, the Company elected not to participate in Fisker’s subsequent stock financing. This election not to participate resulted in the conversion of the

Company’s preferred shares of Fisker to common shares on a 2:1 ratio. As such, the Company performed an analysis and valuation of its investment in Fisker resulting in an adjusted investment value of $8.9 million as of December 31, 2011. As of September 30, 2012, the fair value of the investment in Fisker was determined to be less than $0.1 million using the option-pricing method applying the following assumptions: (i) risk-free rate of 0.23%, (ii) remaining term of 2.0 years, (iii) no dividend yield, (iv) volatility of 50%, and (v) the exercise price of $1.0. During the three months ended September 30, 2012, the Company updated its analysis and valuation of its investment in Fisker resulting in the recognition of an impairment charge of $6.0 million and $8.9 million for the three and nine months ended September 30, 2012, respectively.

The Company conducted its annual goodwill test as of September 30, 2012. The Company assesses goodwill and other intangible assets and long-lived assets for impairment annually as of October 1, or when changes in circumstances indicate that the carrying value may not be recoverable, as required by U.S. generally accepted accounting principles. The goodwill impairment test involves a two-step process. The first step is a comparison of the Company’s fair value to its carrying value. If the Company’s fair value exceeds its carrying value, no further procedures are required. However, if the Company’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. In this step, the Company’s fair value is allocated to all of the assets and liabilities, including any unrecognized intangible assets, in an analysis to calculate the implied fair value of goodwill in the same manner as if Company was being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. Based on the following facts: (i) challenges in the Company’s industries and its declining sales during the three months ended September 30, 2012, (ii) limited demand for end products that are manufactured with equipment sold by the Company, (iii) the liquidity challenges faced, (iv) the deterioration of its customers financial condition, and (v) the sustained decline in its stock price and a significant decline in its financial outlook for the next few years, the Company determined that sufficient impairment indicators existed to require performance of an additional interim goodwill impairment analysis as of September 30, 2012 as opposed to waiting until October 1, 2012. The results of the first step of the impairment test indicated that goodwill was impaired as of September 30, 2012.  As such, the Company calculated the enterprise value, using the Company’s debt balance of $178.5 million and calculated fair value of its equity of $80.8 million (calculated using the common stock outstanding and Company’s stock price), and determined that the implied fair value of goodwill was substantially lower than the carrying value of goodwill. As a result, the Company recorded a $9.6 million goodwill impairment charge on September 30, 2012.

The following table provides a roll forward of the fair value of these assets, where fair value is determined by Level 3 inputs (in thousands):

Assets Measured as Level 3 Inputs

Three Months Ended September 30, 2012
Balance at June 30, 2012	$15,533
Change in fair value (loss)	(15,533)
Balance at September 30, 2012	$—

Nine Months Ended September 30, 2012
Balance at January 1, 2012	$18,464
Change in fair value (loss)	(18,464)
Balance at September 30, 2012	$—

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive (in thousands):

	September 30,
	2011	2012
2016 Notes upon conversion to common stock	19,965	19,965
2013 Senior Notes upon conversion to common stock(1)	—	39,938
Warrants to purchase common stock	45	25,257
Options to purchase common stock	11,219	11,687
Unvested restricted stock units	1,361	6,215
	32,590	103,062

(1)                                 The number of potentially dilutive shares attributable to the 2013 Senior Notes was calculated based on the principal outstanding as of September 30, 2012 and the initial conversion price of $1.18 per share. The conversion price is subject to change as outlined in Note 2, Private Placement.

2. Private Placements

January Registered Direct Offering

On January 25, 2012, the Company sold an aggregate of 12,500,000 units to an institutional investor at a price of $2.034 per unit, with each unit consisting of (i) one share of its common stock (“Common Stock”) and (ii) one warrant to purchase one share of Common Stock (“January 2012 Warrants”), in a registered direct offering for gross proceeds of approximately $25.4 million. The net proceeds to the Company from the sale of the units, after deducting the placement agent’s fees and other estimated offering expenses, was approximately $23.5 million. The January 2012 Warrants have an exercise price of $2.71 per share, and the January 2012 Warrants can be exercised beginning on July 26, 2012 and will expire on July 28, 2014. In the event of a fundamental change, as defined in the Warrants, the Purchasers are entitled to a fair value settlement for the lost option value determined on a Black-Scholes-based calculation with defined assumptions within the agreement. The January 2012 warrants have been accounted for as a liability. The fair value of the January 2012 warrants on the date of issuance was $11.9 million. See Note 1, Fair Value of Financial Instruments. The remaining net proceeds were allocated to common stock. In addition, at any time during both the ten trading days beginning on June 18, 2012 (the “First Option Period”) and the ten trading days beginning on July 23, 2012 (“the Second Option Period”), the Company had the right, subject to certain conditions (including the Company having an arithmetic average of the daily volume weighted average common stock price of greater than $1.00 during the 30 trading days prior to each additional sale option period), to require the investors to purchase in each such period up to an additional 6,250,000 shares of Common Stock, for an aggregate of up to 12,500,000 additional shares of Common Stock. The Company did not meet the required conditions during the First Option Period and therefore did not exercise the purchase right described above. On July 5, 2012, the Company and the institutional investor agreed to terminate the purchase right associated with the Second Option Period. Accordingly, the Company was not able to require the investor to purchase any additional shares.

Private Senior Convertible Notes and Warrants Offering

On May 24, 2012, the Company issued $50.0 million aggregate principal amount of senior convertible notes and warrants to purchase 12,711,864 shares of its common stock to institutional investors (the “2013 Senior Notes” and the “May 2012 Warrants”).

The 2013 Senior Notes and the May 2012 Warrants are detachable and legally separable. See Note 8 for a summary of the material terms on the 2013 Senior Notes.

On August 10, 2012, the Company entered into an amendment to the 2013 Senior Notes Agreement (the “2013 Senior Notes Amendment”), increasing the conversion price of a portion of the Notes at all times on or after August 21, 2012 from 85% of the market price thereof  to 87% of the market price thereof. In consideration of the foregoing, the Amendment changed the first date on which the holders of the Notes may convert up to $30 million of the Notes into shares of common stock at a 15% discount to the market price thereof from August 10, 2012 to August 20, 2012. Additionally, the Amendment changed the required unrestricted cash balance from $40.0 million to $20.0 million. As of September 30, 2012, the Company had $31.3 million of cash and cash equivalents.

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

The May 2012 Warrants may not be exercised if, after giving effect to the exercise, the Purchasers, together with their affiliates, would beneficially own in excess of 4.99% (the “Maximum Percentage”). The Maximum Percentage may be raised to any other percentage not in excess of 9.99% at the option of the holder of the May 2012 Warrants, upon at least 61-days’ prior notice to the Company, or lowered to any other percentage, at the option of the Purchasers, at any time.

July Registered Direct Offering

On July 10, 2012, the Company sold an aggregate of 7,692,308 shares of the Company’s common stock and warrants to purchase additional shares of such common stock (the “July 2012 Warrants”) for an exercise price of $0.001 per share to certain existing institutional investors (the “Investors”). The Company agreed to sell the common shares at an initial negotiated purchase price of $1.30, subject to adjustment as described below.

Pursuant to the July 2012 Warrants, the Company  issued to the Investors additional shares of common stock such that the Investors would receive the aggregate number of shares of the Company’s common stock equal to (i) $5.0 million divided by 82% of the Volume-weighted average price (“VWAP”) of the Company’s common stock over a period covering July 9, 10 and 11, 2012 or, if lower, 82% of the VWAP of the Company’s common stock on July 11, 2012 and (ii) $5.0 million divided by 82% of the VWAP of the Company’s common stock over a period covering July 25, 26 and 27, 2012 or, if lower, 82% of the VWAP of the Company’s common stock on July 27, 2012.

Pursuant to the July 2012 Warrants, the Company issued to the institutional investors 6,662,852 additional shares of common stock in two separate issuances on July 12, 2012 and July 30, 2012 due to the decrease in the volume weighted average stock price compared to the initial purchase price of $1.30. The Company also paid $2.2 million to the institutional investors due to a limitation on the number of shares that could be settled under the warrants. The net offering proceeds to the Company from the issuance of 14,355,160 shares of common stock, after deducting the placement agent’s fees and other estimated offering expenses of approximately $1.0 million and the cash settlement of $2.2 million on the warrants, were approximately $6.8 million.

Senior Secured Convertible Notes and Warrants

On August 16, 2012, the Company entered into the Securities Purchase Agreement (“Purchase Agreement”) with the Wanxiang Clean Energy USA Corp. (the “Purchaser”) pursuant to which the Purchaser agreed, subject to the satisfaction of certain conditions within 180 days after the date of first advance under the Bridge Loan Facility, to purchase $200 million in aggregate principal amount of the 8.00% Convertible Notes from the Company (the “8.00% Convertible Notes).  The 8.00% Convertible Notes will mature on the fifth anniversary of their issue date.  The Company’s obligations under the 8.00% Convertible Notes are expected to be unconditionally guaranteed by certain of its subsidiaries and secured by substantially all of the Company’s and its subsidiaries’ assets.

The holders of the 8.00% Convertible Notes can convert the principal and accrued interest at any time, subject to limitations, into shares of common stock at a conversion price of equal to $0.60 per share, subject to reduction to $0.24 per share in the event that certain government grants or tax credits cease to be available to the Company and adjusted for stock splits, stock dividends and other similar events.

Under the Purchase Agreement, the Company also agreed to issue warrants (“Convertible Note Warrants”) to the Purchaser. Each Convertible Note Warrant has an exercise price of $115.0 million (subject to a 40% reduction in price in the event that certain government grants or tax credits cease to be available to the Company) and expires on the fifth anniversary of their issue date.  The Convertible Note Warrants, when taken together with the shares of Common Stock issued under the Bridge Warrants, are exercisable for 80% of the outstanding Common Stock of the Company at the time of exercise.

As of September 30, 2012, the Company was in compliance with the covenants and terms of the agreements.

3. Government Grants

Center of Energy and Excellence Grant

In February 2009, the State of Michigan awarded the Company a $10.0 million Center of Energy and Excellence grant. Under the agreement, the State of Michigan will provide cost reimbursement for 100% of qualified expenditures based on the achievement of certain milestones by March 2012. There are no substantive conditions attached to this award that would require repayment of amounts received if such conditions were not met. The Company received $3.0 million of this grant in March 2009 and $6.0 million of this grant in July 2010, with additional payments to be made based on the achievement of certain milestones in the facility development. Through September 30, 2012, the Company has used $9.1 million of these funds, of which $7.9 million and $1.2 million was recorded as an offset to property, plant and equipment and operating expenses, respectively. For the nine months ended September 30, 2011, $0.1 million was recorded as an offset to operating expenses in the condensed consolidated statements of operations. There was no offset to operating expenses recorded for the three months ended September 30, 2011. For the three and nine months ended September 30, 2012, $0.3 million and $0.8 million were recorded as an offset to operating expenses in the condensed consolidated statements of operations, respectively.

As of September 30, 2012, $0.9 million of these funds were recorded in short term restricted cash and other current liabilities.

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

High Tech Credit—The High-Tech Credit agreement provides the Company with a 15-year tax credit, based on qualified wages and benefits multiplied by the Michigan personal income tax rate beginning with payments made for the 2011 fiscal year. The tax credit has an estimated value of up to $25.3 million, depending on the number of jobs created in Michigan. The proceeds to be received by the Company will be based on the number of jobs created, qualified wages paid and tax rates in effect over the 15 year period. The tax credit is subject to a repayment provision in the event the Company relocates a substantial portion of the jobs outside the state of Michigan on or before December 31, 2026. As of December 31, 2011 and September 30, 2012, the Company recorded undiscounted long-term receivables of $1.0 million and $1.5 million, respectively, with an offsetting balance in other long-term liabilities in the condensed consolidated balance sheet as it is reasonably assured that the Company will comply with the conditions of the tax credit and will receive the proceeds. The balance will be recognized in the condensed consolidated statements of operations over the term that the Company is required to maintain the required number of jobs in Michigan.

Cell Manufacturing Credit—The Cell Manufacturing Credit agreement authorizes a tax credit or cash for the Company equal to 50% of capital investment expenses related to the construction of the Company’s integrated battery cell manufacturing facilities in Michigan, commencing with costs incurred from January 1, 2009, up to a maximum of $100.0 million over a four year period. The tax credit shall not exceed $25.0 million per year and can be submitted for reimbursement beginning in tax year 2012. The Company is required to create 300 jobs no later than December 31, 2016 for the tax credit to be non-refundable. The tax credit is subject to a repayment provision in the event the Company relocates 51% or more of the 300 jobs outside of the state of Michigan within three years after the last year the tax credit is received. Through September 30, 2012, the Company has incurred $200.0 million in qualified expenses related to the construction of the Livonia and Romulus facilities. When the Company has met the filing requirements for the tax year ending December 31, 2012, the Company expects to begin receiving its first annual installment of the $100.0 million in proceeds related to these expenses. As of December 31, 2011 and September 30, 2012, the Company has recorded undiscounted receivables of $100.0 million, as it is reasonably assured that the Company will comply with the conditions of the tax credit and will receive the proceeds. Upon recording the receivables, the Company reduced the basis in the fixed assets acquired in accordance with the tax credit and this will be recognized in the condensed consolidated statements of operations over their estimated useful lives of the depreciable asset as reduced depreciation expense.

U.S. Department of Energy Battery Initiative

In December 2009, the Company entered into an agreement establishing the terms and conditions of a $249.1 million grant awarded under the U.S. Department of Energy (“DOE”) Battery Initiative to support manufacturing expansion of new lithium-ion battery manufacturing facilities in Michigan. Under the agreement, the DOE will provide cost reimbursement for 50% of qualified expenditures incurred from December 1, 2009 to November 30, 2012. The agreement also provides for reimbursement of pre-award costs incurred from June 1, 2009 to November 30, 2009. There are no substantive conditions attached to this award that would require repayment of amounts received if such conditions were not met. In April 2012, the term of the award was extended by two years through December 2, 2014. Through September 30, 2012, the Company has incurred $266.8 million in qualified expenses, of which 50%, or $133.4 million, are allowable costs for reimbursement, nearly all of which have been reimbursed. For the three months ended September 30, 2011 and September 30, 2012, the Company incurred allowable costs of $8.0 million and $3.1 million, of which $5.2  million was recorded as an offset to property, plant and equipment and $2.8  million recorded as an offset to operating expenses, for the three months ended September 30, 2011, and $2.7 million was recorded as an offset to property, plant and equipment and $0.4 was recorded as an offset to operating expenses, for the three months ended September 30, 2012. For the nine months ended September 30, 2011 and September 30, 2012, the Company incurred allowable costs of $35.9 million and $5.6 million, of which $26.7 million and $4.7 million was recorded as an offset to property, plant and equipment and $9.2 million and $0.9 million as an offset to operating expenses, respectively. As of December 31, 2011 and September 30, 2012, the Company recorded $0.8 million and $0.9 million, respectively, as receivables in prepaid expenses and other current assets in the condensed consolidated balance sheets.

4. Inventory

Inventory consists of the following (in thousands):

	December 31, 2011	September 30, 2012
Raw materials	$44,493	$42,585
Work-in-process	53,924	49,240
Finished goods	4,977	7,145
	$103,394	$98,970

The Company’s lower of cost or market provision as of December 31, 2011 and September 30, 2012 was $4.9 million and $2.1 million, respectively. The inventory on hand as of September 30, 2012 was written down by $2.1 million to reduce specific inventory items on hand with unit costs that exceed their net realizable value. The net realizable value of inventory is calculated by taking the estimated selling price of the inventory on hand based on customer contracts and forecasted sales and subtracting the remaining costs to complete and dispose of the inventory. As a result of the field campaign launched related to the defective prismatic cells produced at the Livonia, Michigan manufacturing facility, the Company wrote down $15.2  million in inventory that was impacted by the defective prismatic cells during the nine months ended September 30, 2012. See Note 7 for additional details.

5. Investments

Equity-Method Investments

In December 2009, the Company entered into a joint venture agreement with SAIC Motor Co. Ltd. (“SAIC”), an automaker in China, to assist the Company in growing its business and sales in China’s transportation industry and created Shanghai Advanced Traction Battery Systems, Co. Ltd. (the “Joint Venture”). Under the terms of the joint venture agreement, the Company was required to invest $4.7 million into the Joint Venture over a period of approximately 15 months, in return for a 49% interest in the Joint Venture. The Company made the first capital contribution of $1.9 million to the Joint Venture in July 2010 and the second capital contribution of $1.4 million in January 2011. The Company made the final capital contribution of $1.4 million in July 2011. The Company is accounting for its investment under the equity method.

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

For the three and nine months ended September 30, 2011 and for the three and nine months ended September 30, 2012, the Company recorded a loss of $0.1 million, $0.7 million, $0.2 million and $1.0 million, respectively, in the condensed consolidated statements of operations related to its share of losses in investments accounted for under the equity method.

6. Commitments and Contingencies

Litigation—On April 2, 2012, a class action complaint was filed in the United States District Court for the District of Massachusetts by Scott Heiss, purportedly acting individually and on behalf of other similarly situated persons, against the Company and its CEO, David Vieau, its CFO, David Prystash, and its former Interim CFO, John Granara. The complaint followed the Company’s disclosure in March 2012 of potentially defective prismatic cells used in battery packs and a replacement program for such cells. The complaint attempted to allege that certain of the Company’s disclosures were inaccurate because the potentially defective cells and their replacement were not disclosed earlier. The complaint asserted a claim under Section 10(b) of the Securities Exchange Act of 1934 against the Company and claims under Sections 10(b) and 20(a) of that statute against the individuals. It asserted a purported class period from February 28, 2011 through March 23, 2012.

On April 12, 2012, a similar class action complaint was filed in the United States District Court for the District of Massachusetts by Terry Leon Fike, purportedly acting individually and on behalf of other similarly situated persons, against the same defendants. The complaint made similar allegations and also asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and a purported class period from February 28, 2011 through March 23, 2012.

On June 7, 2012, the Court consolidated the two cases and appointed a lead plaintiff and lead counsel for the asserted class.  On August 31, 2012, plaintiffs filed a consolidated amended complaint.  On October 1, 2012, the Company filed a motion to dismiss the consolidated amended complaint.  On October 22, 2012, the Company notified the Court of the bankruptcy filing, and on October 23, 2012, the Company filed a Notice of Motion Filed in Bankruptcy Court to Stay Litigations as to Non-Debtor Defendants.  In response, plaintiffs requested an extension of time for the filing of briefing related to the pending motion to dismiss as to the non-debtor defendants.  The Court granted the extension.  On January 25, 2013, plaintiffs filed an opposition to the motion to dismiss as to the non-debtor defendants.  The Company filed a reply on February 8, 2013.  On March 14, 2013, the Court granted the Company’s motion to dismiss but gave plaintiffs leave to file a second amended complaint with twenty-one days.  Plaintiffs opted not to file an amended complaint but to dismiss the case instead.  On April 4, 2013, the parties filed a Stipulation of Voluntarily Dismissal with Prejudice.

On May 14, 2012, a putative derivative action was filed in the U.S. District Court for the District of Massachusetts against the Board of Directors and certain others, as well as against the Company as a nominal defendant, captioned, Jane Ahmed v. David P. Vieau, David Prystash, John Granara, Desh Deshpande, Arthur L. Goldstein, Gary E. Haroian, Dr. Paul E. Jacobs, Mark M. Little, Jeff McCarthy and Dr. Bart Riley, 1:12-CV-10865-RGS. The complaint alleged that certain of the Company’s disclosures between February 28, 2011 and March 28, 2012 were materially misleading because they failed to disclose the prismatic cell manufacturing issues and that the individual defendants violated their fiduciary duties and other causes of action on behalf of the Company. The complaint alleged that demand on the Board to take such actions would be “futile” and should be excused. On June 6, 2012, the defendants moved to dismiss the complaint on the ground that demand on the board of directors was required under Delaware law and that plaintiff had not properly pled that demand in this case should be excused as futile. On June 20, 2012, plaintiff opposed that motion, and on June 25, defendants submitted a reply in further support of their motion to dismiss.  On October 15, 2012, the Court held oral argument on the motion to dismiss and took the motion under advisement.  On October 17, 2012, the Company notified the Court of the bankruptcy filing, and on October 23, 2012, the Company filed a Notice of Motion Filed in Bankruptcy Court to Stay Litigations as to Non-Debtor Defendants.  On January 14, 2013, the Court ordered the case stayed pursuant to the order issued on November 8, 2012 by the U.S. Bankruptcy Court for the District of Delaware staying all derivative actions.

On May 15, 2012, the Company received a letter addressed to its Board of Directors from an attorney representing an individual claiming to be a shareholder of the Company. The letter asserted that the Company’s disclosures between November 9, 2010 and March 28, 2012 were materially misleading as a result of the prismatic cell manufacturing issue disclosed in March of 2012 and further asserted that the Board breached its fiduciary duties during this time. The letter made a demand on the Board to investigate the alleged inaccurate statements and to consider potential legal action against those deemed responsible. The Board considered the issues raised in the letter and retained independent counsel to advise them. On

August 3, 2012 the Board’s counsel responded to the letter on the Board’s behalf indicating that the Board considered the allegations in the demands based on an investigation on behalf of the Board conducted by outside directors with the assistance of counsel and determined that it would not be in the best interest of A123, or its stockholders to commence or maintain an action against any present or former officer or director of A123 concerning the matters alleged in the demand and refused the demands.

On May 21, 2012, a putative derivative action was filed in Superior Court for the Commonwealth of Massachusetts against the Board of Directors and certain others, as well as against the Company as a nominal defendant, captioned, Murray Sussman v. David P. Vieau, Gururaj Deshpande, Gilbert N. Riley, Jr., Jeffrey McCarthy, Gary E. Haroian, Arthur L. Goldstein, Paul E. Jacobs, Mark M. Little, David Prystash, John Granara, Case No. 12-917. The complaint asserted substantially similar allegations and claims as the Ahmed complaint summarized above, including that demand on the Board of Directors should be excused as futile. On June 11, 2012, the defendants filed a motion asking the court to stay this litigation in favor of the Ahmed derivative case pending in the U.S. District Court for the District of Massachusetts, or, in the alternative, that the complaint should be dismissed on the ground that demand on the board of directors was required under Delaware law and that plaintiff had not properly pled that demand in this case should be excused as futile. On July 16, 2012, the plaintiff filed a memorandum of law in opposition to defendants’ motion to stay the litigation, or in the alternative, to dismiss this action. On July 27, 2012, the defendants filed a reply memorandum of law in further support of their motion to stay, or in the alternative, to dismiss the action. On September 20, 2012, the Court granted the motion to stay pending resolution of the Ahmed derivative action.  On October 23, 2012, the Company notified the Court of the bankruptcy filing.  On October 31, 2012, the Court ordered the case stayed due to the automatic stay provisions of the Bankruptcy Code.

On July 13, 2012, the Company received a demand letter addressed to its Board of Directors from an attorney representing an individual claiming to be a shareholder of the Company. The letter alleges that our disclosures between March 11, 2011 and March 12, 2012 were materially misleading as a result of the prismatic cell manufacturing issue disclosed in March of 2012 and asserted that the Board and certain current and/or former executive officers of the company breached their fiduciary duties. The letter made a demand on the Board to investigate the alleged breach of fiduciary duties to the Company and to consider legal action against those responsible. The Board considered the issues raised in the letter and had its independent counsel advise them. On August 3, 2012, the Board’s counsel responded to the letter on the Board’s behalf indicating that the Board considered the allegations in the demands based on an investigation on behalf of the Board conducted by outside directors with the assistance of counsel and determined that it would not be in the best interest of A123 or its stockholders to commence or maintain an action against any present or former officer or director of the Company concerning the matters alleged in the demand and refused the demands.

The Company intends to defend any litigations vigorously, although the consolidated class action has already been dismissed with prejudice, and expects that the derivative actions will be dismissed with prejudice by the liquidation trustee of the estate once the plan of liquidation has been confirmed by the Bankruptcy Court and becomes effective.  Nonetheless, aside from the class action, which is already dismissed, the Company is unable to determine the outcome of the other matters with certainty and the effect, if any, they may have on its financial position or results of operations. See Note 1 of our financial statements for a discussion of our Chapter 11 Bankruptcy filing and related proceedings.

Royalty Obligations—On October 31, 2011, the Company entered into a Patent Sublicense Agreement with LiFePO4+C Licensing AG as part of a settlement agreement with Hydro-Quebec and the Board of Regents of the University of Texas System, on behalf of the University of Texas at Austin. As partial consideration for the license grants by LiFePO4+C Licensing AG, the Company will be required to pay royalties to LiFePO4+C Licensing AG on a quarterly basis commencing as of January 1, 2012, based on a percentage of the Company’s net sales of cells, electrode systems, and/or complex systems (plus such net sales attributed to any permitted sublicensees of the Company) during such quarterly period. The Company is required to pay royalties on a sliding scale, with a maximum possible royalty rate of 2% of net sales (based on a defined percentage of the Company’s product sales revenue) through the agreement’s term, and based on the fiscal year in which the royalties are calculated and the accrual of total royalty in that fiscal year. Such defined percentage may also be adjusted by mutual agreement if the Company’s standalone cell or electrode system revenues increase significantly in proportion to overall product revenues. During the three and nine months ended September 30, 2012, the Company incurred $0.1 million in royalty obligations related to this agreement.

Restructuring—In February 2012, as part of the Company’s continuing efforts to reduce expenses, the Company decided to close down its facility in Korea while relocating a portion of its new product development and advanced manufacturing engineering teams to other facilities. The Company’s need to align its manufacturing capacity with near-term customer demand and the need to reduce operating expenses are the key factors that drove the decision to restructure. The Company expects to complete the shutdown of its Korean facility in the fourth quarter of 2012. In March 2012, the Company recorded $0.8 million as a reserve for discretionary termination benefits for the Company’s Korean employees, in addition to a $1.1 million severance benefits accrual from statutory requirements accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 712, Compensation—Nonretirement Postemployment Benefits. During the three and nine months ended September 30, 2012, the Company paid $0.6  million and $1.6 million, respectively in termination benefits resulting in a severance accrual of $0.4  million remaining as of September 30, 2012. Facility closure and other costs are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, and are recorded when the liability is incurred. During the three and nine months ended September 30, 2012, the Company incurred $0.0 million and $0.5 million, respectively, in relocation expenses attributable to the restructuring efforts, of which approximately $0.4 million and $0.5 million were paid during the three and nine months ended September 30, 2012. Additionally, during the nine months ended September 30, 2012, the Company recorded $3.3 million in asset impairment charges and lease remediation costs of $0.7 million related to the Korea facility shutdown. There were no asset impairment charges or lease remediation costs during the three months ended September 30, 2012.

Retention agreements—In February 2012, the Company entered into employment agreements with approximately 40 employees. The agreements provide for severance payments ranging from 6 months to 24 months of salary in connection with a change in control and subsequent termination of employment. Certain of the agreements also provide for the above benefits if the employees’ employment is terminated without cause prior to a change in control. Certain of the agreements also provide for acceleration of vesting of stock options and restricted stock units in the event of a change in control.

No payments have been made under these agreements. Most of the participants, however, received payments for achieving certain financial targets under the Key Employee Incentive Plan (“KEIP”) and Key Employee Retirement Plan (“KERP”) programs which were established in November 2012 by the Bankruptcy Court.

7. Product Warranties

The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, costs per failure, and supplier warranties on parts delivered to the Company. In developing the warranty estimates for each product, the Company utilizes its failure rate performance for battery systems based on actual warranty experience and an assessment of customer-specific factors that could impact warranty costs.

On March 26, 2012, the Company launched a field campaign to replace battery modules and packs that may have contained defective prismatic cells produced at its Livonia, Michigan manufacturing facility. The cost of this field campaign was estimated at $51.6 million. In addition, the Company recorded an inventory charge of approximately $15.2 million related to inventory produced at its Michigan facilities that may be defective. As a result of this field campaign and the charge for existing prismatic cell inventory, the Company began to rebuild its inventory and manage its backlog for existing customer orders while simultaneously replacing the defective customer modules and packs, which increased net losses and negative operating cash flows.

Based on the history of warranty claims, the Company has been able to identify the types of failures that have occurred, when in the product’s life cycle they have occurred, and the frequency of its occurrence. Should actual product failure rates, costs per failure, or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty liability would be required. During the nine months ended September 30, 2012, the Company recorded an additional charge of $51.6 million, of which $6.6 million represented the write-off of deferred costs associated with deferred revenue, related to the Company’s launch of a field campaign to replace battery modules and packs that may have contained defective prismatic cells produced at its Livonia, Michigan manufacturing facility. There were no additional charges related to the field campaign resulting from the defective prismatic cells produced at its Livonia, Michigan facility for the three months ended September 30, 2012.

Product warranty activity, which is recorded in accrued expenses and other long-term liabilities on the condensed consolidated balance sheets, was as follows (in thousands):

September 30, 2012
Product warranty liability at January 1, 2012	$17,527
Accruals for new warranties issued (warranty expense)	1,065
Accruals for preexisting warranties (warranty expense net of deferral)	48,362
Payments made (in cash or in kind)	(12,612)
Product warranty liability at September 30, 2012	54,342
Less amounts classified as current	45,263
Long-term warranty liability	$9,079

8. Financing Arrangements

Long-Term Debt—Long-term debt consists of the following (in thousands):

	December 31, 2011	September 30, 2012
Convertible notes (2016 Notes)	$140,064	$140,708
Convertible notes (2013 Senior Notes)	—	4,505
Term loan	2,069	—
Wanxiang note	—	788
Mass Clean Energy loan	2,691	2,815
Total	144,824	148,816
Less amounts classified as current	2,069	4,505
Long-term debt	$142,755	$144,311

2016 Notes — In April 2011, the Company issued $143.8 million in principal of convertible unsecured subordinated notes (the “2016 Notes”). The 2016 Notes bear interest at 3.75%, which is payable semi-annually in arrears on April 15 and October 15 each year, beginning on October 15, 2011, and mature on April 15, 2016. Holders may surrender their Convertible Notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion rate of 138.8889 shares of common stock per $1,000 aggregate principal amount of 2016 Notes, equivalent to a conversion price of approximately $7.20 per share of the Company’s common stock, is subject to adjustment in certain events. Upon conversion, the Company will deliver shares of common stock. If the Company undergoes a fundamental change (as defined in the prospectus supplement relating to the 2016 Notes), the holders of the 2016 Notes have the option to require the Company to repurchase all or any portion of their 2016 Notes. The Company may not redeem the 2016 Notes prior to the maturity date.

The Company recorded a debt discount to reflect the value of the underwriter’s discounts and commissions. The debt discount is being amortized as interest expense over the term of the 2016 Notes. As of September 30, 2012, the unamortized discount was $3.0 million and the carrying value of the 2016 Notes, net of the unamortized discount, was $140.7 million. During the three months ended September 30, 2012, the Company recognized interest expense of $1.6 million related to the 2016 Notes, of which $1.4 million and $0.2 million relate to the contractual coupon interest accrual and the amortization of the discount, respectively. During the nine months ended September 30, 2012, the Company recognized interest expense of $4.8 million related to the 2016 Notes, of which $4.1 million and $0.7 million relate to the contractual coupon interest accrual and the amortization of the discount, respectively.

2013 Senior Notes — On May 24, 2012, the Company issued $50.0 million in aggregate principal of senior notes (the “2013 Senior Note”) and warrants to purchase shares of common stock (the “May 2012 Warrants”), equal to 30% of the number of shares underlying the 2013 Senior Notes assuming conversion at the initial conversion price. The 2013 Senior Notes are convertible, at the purchasers’ option, into shares of the Company’s common stock, initially at a fixed conversion price of $1.18 per share, subject to certain adjustments. The 2013 Senior Notes bear interest at a rate of 6.00% per year, subject to certain adjustments, and mature on July 15, 2013. The 2013 Senior Notes are pari passu in right of payment with all existing and future unsecured senior indebtedness and will be senior in right of payment to any future subordinated indebtedness. The May 2012 Warrants may not be exercised if, after giving effect to the exercise, the Purchasers, together with their affiliates, would beneficially own in excess of 4.99% (the “Maximum Percentage”). The Maximum Percentage may be raised to any other percentage not in excess of 9.99% at the option of the holder of the May 2012 Warrants, upon at least 61-days’ prior notice to the Company, or lowered to any other percentage, at the option of the Purchasers, at any time.

On August 10, 2012, the Company entered into the Consent and First Amendment to Senior Convertible Note with the required holders of the Notes (the “2013 Senior Notes Amendment”) in order to amend certain terms of the Notes in connection with the proposed entry into a series of financing transactions with Wanxiang Group Corporation and certain of its affiliates (the “Wanxiang Financings”). The 2013 Senior Notes Amendment, among other things, reduced the minimum unrestricted cash balance, changed the conversion price of the Notes, and provided additional redemption options to the

Company.

The 2013 Senior Notes Amendment increased the conversion price of a portion of the Notes at all times on or after August 21, 2012 from 85% of the market price thereof to 87% of the market price thereof. In consideration of the foregoing, the Amendment changed the first date on which the holders of the Notes may convert up to $30 million of the Notes into shares of common stock at a 15% discount to the market price thereof from August 10, 2012 to August 20, 2012. Additionally, the Amendment changed the required unrestricted cash balance from $40.0 million to $20.0 million. Additionally, the 2013 Senior Notes Amendment removed the maximum $3.5 million conversion cap.

The 2013 Senior Notes Amendment provides that at any time on or after the date the Company consummates the Wanxiang Financings, whereby the Company receives proceeds of at least $225.0 million, the Company shall have the right to redeem all, but not less than all, of the outstanding Notes, subject to a 10% redemption premium. This redemption feature is an embedded derivative that is not clearly and closely related to the Notes. Consequently, it was initially bifurcated from the Notes and separately recorded at its fair value as an asset with subsequent changes in fair value recorded through earnings.  At September 30, 2012, the fair value of the embedded redemption feature was $0.0 million. A change in fair value of the embedded redemption feature in the amount of $3.6 million is reflected in the Consolidated Statement of Operations during the quarter ended September 30, 2012.  The Company recorded a debt premium to reflect the value of the redemption feature. The debt premium is being amortized as interest expense over the term of the 2013 Notes.

The Company is required to repay the 2013 Senior Notes in twenty-seven semi-monthly installments (“Installment Dates”), commencing on June 15, 2012 and thereafter on the 1st and 15th of each month. The amortization payment on each Installment Date is 1/29th of the principal amount of the 2013 Senior Notes, subject to certain adjustments, provided that the amortization payment on the June 15, 2012, July 1, 2012 and July 15, 2012 Installment Dates will be 1 2/3 times the amortization payment on the other Installment Dates. The Company has the right to make the interest or amortization payments and redemption payments in shares of the Company’s common stock, subject to the satisfaction of certain conditions, or elect to pay in cash. Among these conditions:

•                  there must be an effective registration statement covering such shares of common stock issuable under the terms of the 2013 Senior Notes or such shares of common stock must be eligible for sale pursuant to Rule 144 under the Securities Act without the need for registration,

•                  the weighted average price of the Company’s common stock on each of the prior 15 trading days has not been below $0.80; and

•                  the daily dollar trading volume of the Company’s common stock for each of the prior 15 trading days was at least $750,000.

If the Company is not permitted to deliver shares of common stock with respect to an Installment Date due to a failure to satisfy any of the conditions, it must pay the applicable portion of the principal and interest amounts in cash, unless the conditions are waived by the purchaser. Whether the Company makes repayments in cash or stock (if permitted) on any Installment Date will depend primarily on the Company’s finances and its trading price at the time of the applicable Installment Date.

If the Company makes a payment in shares of common stock, the principal amount of the 2013 Senior Notes being paid will be converted into shares of the Company’s common stock at a price per share equal to the lesser of the applicable conversion price and 82% of the Market Price of the Company’s common stock on the applicable interest date or amortization installment date. “Market Price” means the arithmetic average of the volume weighted average price of the Company’s common stock on each of the five trading days immediately preceding the applicable date, but in no event greater than the volume weighted average price of the Company’s common stock on the trading date immediately preceding the applicable date.

The Company agreed to deposit $30.0 million of the proceeds from the 2013 Senior Notes into a bank account subject to an account control agreement. Release of these proceeds was conditioned upon:

•                  the Company obtaining, on or prior to June 30, 2012, shareholder approval of (a) the issuance of shares of the Company’s common stock in connection with the conversion, interest payments and amortization of the

2013 Senior Notes and (b) an increase in the authorized number of shares of Common Stock of the Company (the “Shareholder Approval”); and

•                  the effectiveness, on or prior to certain deadlines, of one or more registration statements covering the shares of common stock underlying the 2013 Senior Notes and the May 2012 Warrants (the “Registration Statement Effectiveness”).

On June 29, 2012, the Company received the Shareholder Approval.  On July 6, 2012, the Company fulfilled the remaining conditions for release of, and subsequently received the $30.0 million of proceeds under the account control agreement.

The Company measured the associated May 2012 Warrants and the 2013 Senior Note embedded derivatives at fair value separate from the debt obligation. The May 2012 Warrants are recorded as a separate liability. Accordingly, a discount was recorded on the 2013 Senior Notes to reflect the value of the May 2012 Warrants and the embedded derivatives. The debt discount is being amortized to interest expense using the effective interest method over the term of the 2013 Senior Notes. As of September 30, 2012, the unamortized discount was $0.3 million and the carrying value of the 2013 Senior Notes, net of the unamortized discount, and the embedded derivatives was $4.2 million. The Company recorded deferred financing costs of $3.4 million that will be amortized as interest expense using the effective interest method over the term of the 2013 Senior Notes. During the three months ended September 30, 2012, the Company recognized interest expense of $10.5 million related to the 2013 Senior Notes, of which $0.3 million, $7.4 million, and $2.8 million relates to the contractual coupon interest accrual, the amortization of the discount, and the amortization of the deferred financing costs. During the nine months ended September 30, 2012, the Company recognized interest expense of $13.2 million related to the 2013 Senior Notes, of which $0.7 million, $9.1 million, and $3.4 million relates to the contractual coupon interest accrual, the amortization of the discount, and the amortization of the deferred financing costs. The embedded derivatives are required to be marked to market each reporting period through earnings.

Revolving Credit Facilities — On September 30, 2011, the Company entered into a Credit Agreement, providing it with a revolving loan facility in an aggregate principal amount of up to the lesser of (i) $40.0 million or (ii) a Borrowing Base (as defined in the credit agreement) established at 80% of certain eligible accounts, 15% of certain eligible foreign accounts and 30% of certain eligible inventory, as more specifically described in the agreement. The agreement also provides a letter of credit sub-facility in an aggregate principal amount of up to $10.0 million and a swing-line loan sub-facility in an aggregate principal amount of up to $5.0 million. Any outstanding obligations under either the letter of credit sub-facility or swing-line sub-facility deduct from the availability under the $40.0 million revolving facility. The credit agreement additionally provides a discretionary incremental facility in an aggregate principal amount of not less than $10.0 million and up to $35.0 million. The funding of the incremental facility is discretionary on the part of the lenders and will depend on market conditions and other factors. The credit agreement permits the Company to enter into cash management and hedging agreements with the lenders.

On March 6, 2012, the Company entered into the First Amendment to its Revolving Credit Agreement. The amendment extends the Revolving Termination Date of the agreement to June 1, 2013. On May 11, 2012, the Company entered into a subsequent amendment. This amendment eliminates the borrowing facility and provides for up to $15.0 million as security for letters of credit. All outstanding letters of credit are required to be cash collateralized at 105% of their face amount.  On August 16, 2012, the Company terminated the Revolving Credit Agreement. In connection with such termination, the Company provided standby letters of credit in the aggregate amount of $10.0 million to cover potential amounts owed under letters of credit which were issued and remained outstanding as of August 16, 2012.

The outstanding balance at December 31, 2011 was $38.1 million. As of September 30, 2012, there was no balance outstanding and there was no amount available for borrowing under the facility.

Senior Secured Bridge Loan Facility and Warrants — On August 16, 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with Wanxiang America Corporation (the “Lender”) providing for a senior secured bridge loan facility in an amount of up to $75.0 million (the “Bridge Loan Facility”). Borrowings under the Bridge Loan Facility bear interest at an annual rate of 10% and mature in August 2014. The Loan Agreement contains certain affirmative covenants, including those pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business and insurance, collateral matters, retention of employees, and compliance with laws. The Loan Agreement also contains negative covenants, including a financial covenant specifying the amount of unrestricted cash the Company is required to maintain, ranging from $20.0 million to $40.0 million.  As of September 30, 2012, the Company is required to maintain an unrestricted cash balance of $20.0 million. The Bridge Loan Facility is secured by substantially all of the Company’s assets.

The Bridge Loan Facility provides for an initial cash advance of $15.0 million, of which $2.5 million must be retained by Wanxiang in reserve until such time as the Company obtains the subordination to Wanxiang of a lien securing certain existing indebtedness with the Massachusetts Clean Entergy Technology Center (“MA-CEC”) or elects to pay such existing indebtedness in full, and a letter of credit facility resulting in approximately $10 million of additional liquidity for the Company (the “Initial Loan”).  On August 16, 2012, the Company received proceeds in the amount of $12.1 million for the issuance of the Initial Loan, equal to $15.0 million, less the $2.5 million associated with the MA-CEC lien and $0.4 million of costs reimbursable to Wanxiang for their costs associated with the lending process.

The Bridge Loan Facility also provides for two subsequent $25.0 million cash advances, subject to the satisfaction of certain conditions, including (i) receipt of a favorable determination from the Committee on Foreign Investment in the United States (“CFIUS”), (ii) receipt of Chinese government approvals on terms satisfactory to the Lender in its sole discretion, (iii) the accuracy of representations and warranties, (iv) the absence of any default, (v) the absence of a material diminishment of the Company’s research and development and engineering teams by reason of resignations or departures and (vi) certain other conditions. The Company’s obligations under the Bridge Loan Facility are unconditionally guaranteed by certain subsidiaries of the Company and secured by substantially all of the Company’s and such subsidiaries’ assets.

Subject to certain exceptions, if the Company or any of its subsidiaries procures debt or equity financing from a person which is not the Lender (or an affiliate thereof) (an “Alternative Financing”) and the Alternative Financing is procured within one year after the date of the Initial Loan, the Company has agreed to pay to the Lender as liquidated damages and compensation for the costs of being prepared to make funds available under the Bridge Loan Facility and in respect of the 8.00% Convertible Notes an amount equal to $13.75 million. The Company will not be obligated to pay the aforementioned fee if the Alternative Financing occurs after either (i) the issuance of the 8.00% Convertible Notes, or (ii) the date that is the later of 180 days following the date of the Initial Loan and the date the purchase agreement relating to the 8.00% Convertible Notes shall have been terminated if as of such date Chinese regulatory approval has not been obtained.

If the Company procures Alternative Financing or if certain fundamental changes specified in the Loan Agreement occur (“Fundamental Change”), the Company has agreed to pay a prepayment fee (i) in the amount of 10% of the principal amount of outstanding loans made and face amount of the outstanding letter of credit issued under the Bridge Loan Facility if such event or changes occur prior to one year after the date of the Loan Agreement or (ii) in the amount of 8% of the principal amount of outstanding loans made and face amount of the outstanding letter of credit issued under the Bridge Loan Facility if such event or changes occur after one year after the date of the Loan Agreement.

The Loan Agreement contains certain events of default (subject to grace periods in certain cases) including among others: nonpayment of principal, interest or fees; breach of the financial, affirmative or negative covenants; inaccuracy of the representations or warranties; default on other material indebtedness; bankruptcy or insolvency; material unsatisfied judgments; certain Employee Retirement Income Security Act (“ERISA”) violations; invalidity or unenforceability of the Loan Agreement or other documents associated with the Loan Agreement; delisting of the Company’s Common Stock from NASDAQ or suspension of trading for more than five consecutive trading days or more than 15 trading days during any 365-day period; and the loss of availability of certain government grants and tax credits.  As of October 12, 2012, a consent and waiver agreement was received with respect to the October 12, 2012 interest payment.  An event of default will also occur under the Loan Agreement if, within 120 days after the effective date under the Loan Agreement, the shareholders of the Company have not approved (i) a proposal to approve the issuance of shares of the Company’s Common Stock upon conversion of the 8.00% Convertible Notes, upon exercise of the Convertible Note Warrants (as defined below) and/or upon exercise of the Bridge Warrants (as defined below), (ii) a proposal to authorize a change of control resulting from such issuance under NASDAQ Listing Rule 5635(b) and (iii) a proposal to approve an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock in an amount sufficient to allow for the Company to reserve for issuance upon conversion of the 8.00% Convertible Notes and exercise of the Convertible Note Warrants and the Bridge Warrants (such approvals together, the “Shareholder Approval”).

A mandatory prepayment may be triggered upon an Alternative Financing or a Fundamental Change.  Upon the occurrence and continuation of an event of default, Wanxiang may terminate the commitment and all outstanding principal and obligations will become due and payable immediately. These features, together, are a compound embedded derivative that is not clearly and closely related to the Initial Loan. Consequently, it was initially bifurcated from the Bridge Loan Facility and separately recorded at its fair value as a liability with subsequent changes in fair value recorded through earnings. At September 30, 2012, the fair value of the embedded redemption feature was $1.2 million and is included in warrant and derivative liabilities on the Consolidated Balance Sheet.  A change in fair value of the embedded redemption feature in the amount of $0.1 million is reflected as interest and other income (loss), in the Consolidated Statement of Operations during the quarter ended September 30, 2012.

Upon issuance of the Initial Loan and each subsequent loan made under the Bridge Loan Facility, the Company issued, and will issue, a warrant to the Lender (“Bridge Warrant”).  Subject to the limitations on exercisability described below, (i) the Bridge Warrant issued upon the Initial Loan is exercisable into the number of shares equal to 24.9% of the Company’s shares of Common Stock on a fully diluted basis at the time of exercise, (ii) the Bridge Warrant issuable upon the first Subsequent Loan will be exercisable into the number of additional shares required to bring Wanxiang’s ownership to 39.9% of the Company’s shares of Common Stock on a fully diluted basis at the time of exercise and (iii) the Bridge Warrant issuable upon the second Subsequent Loan will be exercisable into the number of additional shares required to bring Wanxiang’s ownership to 49.5% of the Company’s shares of Common Stock on a fully diluted basis at the time of exercise.

Each Bridge Warrant will have an aggregate exercise price of $25.0 million (subject to a reduction to 40% of such aggregate price in the event that certain government grants or tax credits cease to be available to the Company). New issuances of Common Stock after the later of 180 days after the date of the Initial Loan or the termination of the purchase agreement for the 8.00% Convertible Notes generally are excluded from the calculation of Wanxiang’s fully diluted ownership. The Bridge Warrants may be exercised for cash or by offset of amounts payable under the Bridge Loan Facility and will expire on the fifth anniversary of their issue date. None of the Bridge Warrants will be exercisable until the earlier of (i) the time the Company’s shareholders vote on the proposed issuances of Common Stock pursuant to exercise of the Bridge Warrants and the Convertible Note Warrants (each as defined below) and the conversion of the 8.00% Convertible Notes and (ii) the termination of the Company’s obligation to seek the approval of its shareholders.  After such vote or termination has occurred, the exercise of the Bridge Warrants will be subject to the further limitations set forth below.  The exercise of the Bridge Warrants in an amount greater than 9.99% of the issued and outstanding Common Stock after giving effect to such issue will be conditioned on receipt of a favorable determination from CFIUS. Additionally, before the Shareholder Approval has been obtained, the Bridge Warrants may only be exercised to the extent such issuance would not require Shareholder Approval under NASDAQ rules and regulations.  In addition, subject to exceptions set forth therein, the Bridge Warrants may not be exercised if such exercise would result in Wanxiang’s obtaining greater than 49.9% beneficial ownership of the issued and outstanding Common Stock until the later of (a) such time as all of the 6.00% Convertible Notes and related warrants have been converted, redeemed or otherwise are no longer outstanding and (b) such time as all of the Company’s 2016 Notes have been converted, redeemed or otherwise are no longer outstanding.

The Company measured the associated Bridge Warrants and the features embedded in the Bridge Loan Facility at fair value separate from the debt obligation. The Bridge Warrants are recorded as a separate liability. While measured separately, the embedded derivatives and the warrant obligation are carried on a combined basis and reflected in the warrant and derivative liabilities section in the Company’s condensed consolidated balance sheet. Accordingly, a discount was recorded on the Bridge Loan Facility to reflect the value of the Bridge Warrants and the embedded derivatives. As the fair value of Bridge warrants and embedded derivatives at inception exceeded the proceeds received, the Company recorded the Initial Loan with a discount equal to 100% of the face value of the note. The excess fair value was recorded as a loss on the statement of operations. The initial loan will be accreted to its face value of $12.5 million using the interest method over the term of the Bridge Loan Facility. As of September 30, 2012, the carrying value of the borrowings under the Bridge Loan Facility, net of the unamortized discount, and the embedded derivatives was $0.8 million. The Company recorded deferred financing costs of $1.8 that will be amortized as interest expense using the effective interest method over the term of the Bridge Loan Facility. During the three and nine months ended September 30, 2012, the Company recognized interest expense of $2.8 related to the Bridge Loan Facility, of which $0.2, $0.8, and $1.8 relates to the contractual coupon interest accrual, the amortization of the discount, and the amortization of the deferred financing costs, respectively. The embedded derivatives are required to be marked to market each reporting period through earnings.

Senior Secured Convertible Notes and Warrants — On August 16, 2012, the Company entered into the Securities Purchase Agreement (“Purchase Agreement”) with the Wanxiang Clean Energy USA Corp. (the “Purchaser”) pursuant to which the Purchaser agreed, subject to the satisfaction of certain conditions within 180 days after the date of first advance under the Bridge Loan Facility, to purchase $200 million in aggregate principal amount of the 8.00% Convertible Notes from the Company (the “8.00% Convertible Notes).  The 8.00% Convertible Notes will mature on the fifth anniversary of their issue date.  The Company’s obligations under the 8.00% Convertible Notes are expected to be unconditionally guaranteed by certain of its subsidiaries and secured by substantially all of the Company’s and its subsidiaries’ assets.

The holders of the 8.00% Convertible Notes can convert the principal and accrued interest at any time, subject to limitations, into shares of common stock at a conversion price of equal to $0.60 per share, subject to reduction to $0.24 per share in the event that certain government grants or tax credits cease to be available to the Company and adjusted for stock splits, stock dividends and other similar events.

Under the Purchase Agreement, the Company also agreed to issue warrants (“Convertible Note Warrants”) to the Purchaser. Each Convertible Note Warrant has an exercise price of $115.0 million (subject to a 40% reduction in price in the event that certain government grants or tax credits cease to be available to the Company) and expires on the fifth anniversary of their issue date.  The Convertible Note Warrants, when taken together with the shares of Common Stock issued under the Bridge Warrants, are exercisable for 80% of the outstanding Common Stock of the Company at the time of exercise.

As of September 30, 2012, the Company was in compliance with the covenants and terms of the agreements.

9. Related Party Transactions

Transactions with Holders of Common Stock—In November 2011, the Company entered into a technology license agreement, professional services agreement, a product supply agreement and a stock purchase agreement with IHI Corporation (“IHI”), an industrial equipment manufacturer located in Japan. IHI agreed to make a $25.0 million equity investment in the Company’s common stock under a stock purchase agreement, which closed on November 18, 2011. In addition, the Company had exclusively licensed, for an initial term of 10 years, its advanced battery system technology and systems integration know-how to manufacture battery systems and modules for the transportation market in Japan for a one-time non-refundable license fee of $7.5 million, plus a professional services fee of $0.7 million to facility the transfer under the technology license agreement and to enhance IHI’s ability to practice the technology licensed. The $0.7 million due under the professional services agreement is broken down into semi-yearly installments of $0.2 million with the first payment received on June 30, 2012. The amounts due under the professional service agreement are added to deferred revenue once billed, and amortized during the duration of the license agreement. During the license term, the Company will also receive royalty payments based on a percentage of IHI’s net sales of products that use or embody the licensed technology and know-how, minus the cost of battery cells purchased by IHI from the Company for use with such products. The Company will be the exclusive supplier of lithium ion battery cells to IHI under a product supply agreement for the battery systems and modules that IHI produces. As of December 31, 2011 and September 30, 2012, the balance due from IHI of $1.6 million and $0.4 million, respectively, is included within accounts receivable, net on the condensed consolidated balance sheets. As of December 31, 2011 and September 30, 2012, the deferred revenue balance related to the technology license fee was $7.5 million and $7.1 million, respectively. During the three and nine months ended September 30, 2012, amortization of the license fee resulted in the recognition of $0.2 million and $0.6 million of revenue from IHI, respectively.

Transactions with Joint Venture Partner’s Affiliate—In December 2009, the Company entered into a joint venture with SAIC to assist the Company in growing business and sales in China’s transportation industry. The Company entered into two development agreements with SAIC. During the nine months ended September 30, 2011, the Company recorded revenue related to the development and supply agreements with SAIC of $0.4 million. There was no revenue recorded during the three months ended September 30, 2011.There was no revenue recorded during the three and nine months ended September 30, 2012. As of December 31, 2011 and September 30, 2012, the balance due from SAIC was $0.1 million and $27 thousand, respectively, which is included within accounts receivable, net on the condensed consolidated balance sheets. There was no deferred revenue recorded as of December 31, 2011 and $28 thousand as of September 30, 2012.

Transactions with Cost-Method Investment—In January 2010, the Company entered into a supply agreement with Fisker. The Company also holds common stock in Fisker. The Company recognizes revenue on product shipments to Fisker, within the condensed consolidated statements of operations, when all revenue recognition criteria are met. During the three and nine months ended September 30, 2011, the Company recorded $24.7 million and $40.7 million of revenue from Fisker, respectively. During the three and nine months ended September 30, 2012, the Company recorded $0.0 million and $0.2 million of revenue from Fisker respectively. At December 31, 2011 and September 30, 2012, the Company has deferred $4.4 million and $2.0 million, respectively, of service and product revenue related to the development and supply agreement. The balance due from Fisker as of December 31, 2011 and September 30, 2012, of $3.7 million and $1.9 million, respectively, is included within accounts receivable, net on the condensed consolidated balance sheets.

Transactions with Equity-Method Investment—During March 2010, the Company entered into a technology license contract to license certain patents and technology to the Company’s Joint Venture for the term of the Joint Venture, which extends to April 28, 2030. In conjunction with the license agreement, the Joint Venture paid the Company the first payment of the license fee of $1.0 million in July 2010. Revenue on the license fee will be amortized over the term of the license. Revenue recognition on the license fee is expected to commence upon the successful completion of training provided to employees of the Joint Venture. As of December 31, 2011 and September 30, 2012, the $1.0 million license fee is recorded in deferred revenue on the condensed consolidated balance sheets. Additionally, as of September 30, 2012, $0.1 million was recorded in deferred revenue related to training services.

During December 2010, the Company entered into a service agreement to provide technical development, design, analysis and consultation services to the Joint Venture. Additionally, the Company entered into an agreement to provide sample battery system packs to the Joint Venture. For the three and nine months ended September 30, 2011 and for the three and nine months ended September 30, 2012, the Company recognized $1.9  million, $3.7  million, $4.4  million and $5.7  million, respectively, of product and service revenue from the Joint Venture on the condensed consolidated statements of operations. As of December 31, 2011 and September 30, 2012, $1.5 million and $5.5 million, respectively, is included within accounts receivable, net on the condensed consolidated balance sheets for amounts due from the Joint Venture.

10. Subsequent Events

Refer to Footnote 1 for a more detailed discussion of events that occurred after the September 30, 2012 Balance Sheet date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Form 8-K filed with the Securities and Exchange Commission, or SEC, on May 30, 2012 and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC, on March 12, 2012. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

Prior to the sale of substantially all of our assets in January, 2013, we designed, developed, manufactured and sold advanced, rechargeable lithium-ion batteries and battery systems. Our target markets were the transportation, electric grid services, commercial and government markets.

We have incurred significant net losses and negative operating cash flows since inception. At September 30, 2012, we had an accumulated deficit of $939.4 million including a $290.5 million net losses incurred for the nine months ended September 30, 2012. We had $31.3 million in cash and cash equivalents at September 30, 2012, down from $186.9 million at December 31, 2011.

On October 16, 2012, we (including all of our domestic subsidiaries) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Our intent under the Chapter 11 filing was to, among other things, obtain access to new financing and facilitate one or more transactions, including the sale of certain of its automotive business assets. We continued operating our businesses in the ordinary course as we attempted to complete the sale of the automotive assets and continued to actively pursue strategic alternatives for our other businesses.

On November 5, 2012, we entered into an agreement with Wanxiang regarding debtor in possession financing (the “Wanxiang DIP Loan Agreement”) pursuant to which Wanxiang provided us with $50.0 million in financing to support our continued operations during the pendency of our bankruptcy case. As a result of the execution of the Wanxiang DIP Loan Agreement, the JCI DIP Loan Agreement was terminated and all amounts borrowed from JCI were repaid.

On December 6, 7 and 8, 2012, we conducted, pursuant to bid procedures approved by the Bankruptcy Court, an auction under Section 363 of the federal Bankruptcy Code for the sale of our assets (the “Auction”), and announced on December 9, 2012 that we had reached an agreement on the terms of an asset purchase agreement with Wanxiang through which Wanxiang would acquire substantially all of our assets for $256.6 million and an additional asset purchase agreement with Navitas Systems LLC (“Navitas”) through which Navitas would acquire our Ann Arbor Michigan-based government business, including all U.S. Military contracts, for $2.25 million (together, the “Proposed Sales”).

On December 11, 2012, the Bankruptcy Court issued an order approving the Proposed Sales, and asset purchase agreements between us and Wanxiang (the “Wanxiang APA”) and between us and Navitas (the “Navitas APA” and together with the Wanxiang APA, the “Asset Purchase Agreements”) were executed. Under the Wanxiang APA, Wanxiang agreed to acquire our automotive, grid and commercial business assets, including technology, products, contracts and U.S. facilities in Michigan, Massachusetts and Missouri; our operations in China; and our equity interest in Shanghai Advanced Traction Battery Systems Co., our joint venture with Shanghai Automotive. The sale was subject to certain closing conditions, including approval from the Committee on Foreign Investment in the United States. Under the Navitas APA, Navitas agreed to acquire our U.S. government business assets, including our technology, products, intellectual property and contracts, as well as the lease for our facility in Ann Arbor, Michigan. The sale was subject to certain closing conditions, including the completion of the transactions contemplated by the Wanxiang APA as well as Navitas and Wanxiang entering into certain agreements related to the provision of transition services or the license of intellectual property between the companies. As a result of Wanxiang being the successful bidder at the Auction, the JCI Asset Purchase Agreement was terminated, and on December 11, 2012, the Company paid JCI an aggregate of $5.5 million, representing a “Breakup Fee” fee of $2.5 million, as well as expenses of up to $3.0 million required to be reimbursed by us.

On January 29, 2013, the Proposed Sales were closed with Wanxiang and Navitas.  We received $258.6 million of net proceeds in conjunction with this sale, of which $50.0 million was used to repay the funds received under the Wanxiang DIP financing agreement executed November 5, 2012.

On February 6, 2013, we filed with the Bankruptcy Court a proposed Joint Plan of Liquidation (as may be amended, modified or supplemented from time to time, the “Proposed Plan”) and related disclosure statement (as may be amended, modified or supplemented from time to time, the “Disclosure Statement”) for the resolution and satisfaction of all Claims against and Interests in us. The Plan provides for the liquidation of assets of the Estate, including the investigation and prosecution of Estate Causes of Action, by a Liquidation Trust to be formed pursuant to the proposed Plan and a Liquidation Trust Agreement. The Liquidation Trust is to be managed by a Liquidation Trustee as well as by a Liquidation Trust Oversight Committee selected by the Official Creditors’ Committee. The Liquidation Trust shall be responsible for making distributions to holders of claims and, if applicable, interests, as well as all other administrative tasks necessary for ultimate resolution of the Chapter 11 cases, pursuant to the terms of the proposed Plan and the Liquidation Trust Agreement.

On May 20, 2013 the Proposed Liquidation Plan was approved by the Bankruptcy Court to be effective in June/July 2013.

Financial Operations Overview

Results of Consolidated Operations

The following table sets forth the results of our operations as a percentage of revenue for each of the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue	100%	100%	100%	100%
Cost of revenue	130%	208%	144%	376%
Gross loss	–30%	–108%	–44%	–276%
Operating expenses	64%	182%	97%	231%
Operating loss	–94%	–290%	–141%	–507%
Other expense, net	–4%	–34%	–4%	–36%
Loss from operations, before tax	–98%	–324%	–145%	–543%
Provision for income taxes	1%	0%	1%	1%
Net loss	–99%	–324%	–146%	–544%

Three Months Ended September 30, 2011 and 2012

Revenue

We derive revenue from products sales and providing services.

	Three Months Ended September 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Revenue
Products
Transportation	$34,450	$17,226	$(17,224)	–50.0%
Commercial	4,612	4,114	(498)	–10.8%
Electric grid	20,541	37	(20,504)	–99.8%
Total products	59,603	21,377	(38,226)	–64.1%
Services	4,716	4,083	(633)	–13.4%
Total revenue	$64,319	$25,460	$(38,859)	–60.4%

Products Revenue.  Products revenue is derived from the sale of our batteries and battery systems. For the three months ended September 30, 2011 and 2012, products revenue represented 93% and 84% of our total revenue, respectively.

A significant portion of our revenue is generated from a limited number of customers. For the three months ended September 30, 2011, our two largest customers during the period accounted for approximately 38% and 30% of our total revenue. For the three months ended September 30, 2012, our two largest customers during the period accounted for approximately 17% and 13% of our total revenue. For the three months ended September 30, 2012, we recognized all revenue related to Q2 prismatic cell shipments from the Livonia facility as we were able to reasonably estimate that the defect rate for such shipments was less than 1%, thus allowing us to estimate our warranty obligation resulting from such battery modules and packs produced in our Livonia, Michigan facility during Q2 2012.

The decrease in sales to customers in the transportation market for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to the decrease in demand. Sales to customers in the commercial market decreased slightly for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to variations in demand from existing customers. The amount of change in sales to customers in the electric grid market for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to the timing of installation of the grid products, and treatment of newly executed contracts under the completed contract method due to lack of a reliable cost estimate for such agreements. Most of our electric grid products involve project-based contracts with multiple elements in which there could be separate units of accounting within the arrangement if sufficient evidence of separability is presented. When sufficient evidence of separability is unobtainable, we account for such agreements on a completed contract method. The timing of when we complete the required deliverables for the units of accounting and when all other revenue recognition criteria are met may cause some variability in timing of revenue recognition.

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

The decrease in services revenue was primarily related to a $1.2 million decrease in services revenue related to our government contracts that were completed or substantially completed in the prior year resulting to a decrease in government-related research and development work for the three months ended September 30, 2012. This decrease was partially offset by a $0.6 million increase in services revenue for the three months ended September 30, 2012 related to a new development contract with a commercial customer.

Cost of Revenue and Gross Loss

	Three Months Ended September 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Products	$78,014	$43,189	$(34,825)	-44.6%
Services	5,878	9,738	3,860	65.7%
Total cost of revenue	$83,892	$52,927	$(30,965)	-36.9%
Gross loss
Products	$(18,411)	$(21,812)	$(3,401)	–18.5%
Services	(1,162)	(5,655)	(4,493)	–386.7%
Total gross loss	$(19,573)	$(27,467)	$(7,894)	–40.3%

Cost of Products Revenue.  Cost of products revenue includes the cost of raw materials, labor and components that are required for the production of our products, as well as manufacturing overhead costs (including depreciation), inventory obsolescence charges, and warranty costs. Raw material costs, which are our most significant cost item over the past two years, have historically been stable, but these costs are subject to macroeconomic factors and may increase in the future. We have incurred costs associated with unabsorbed manufacturing expenses prior to a factory operating at normal operating capacity.

The decrease in cost of products revenue for the three months ended September 30, 2012 was primarily driven by the decrease in product sales, which reduced cost of goods by $34.2 million. Additionally, there were increases in costs associated with scrap and payroll related expenses of $4.2 million and $1.0 million, respectively, which were offset by a decrease in manufacturing supplies of $1.7 million, and a decrease of unabsorbed overhead cost of $4.1 million.

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

The increase in costs of services revenue for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is due to a significant loss incurred under a service agreement.

Products Gross Loss.  We experienced a products gross loss during the three months ended September 30, 2012, primarily due to the decreased operating levels in our manufacturing facilities, as well as other charges noted above.

Services Gross Loss.  Services gross loss increased in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to the timing of project milestones, loss incurred on a contract and the mix of current contracts. We recognize services project costs as incurred and, for programs which include milestones, we recognize services revenue upon the completion of project milestones when collectability is reasonably assured. As such, our services gross loss or profit fluctuates period over period based on the timing of milestones.

Operating Expenses

Operating expenses consist of research, development and engineering, sales and marketing, general and administrative and production start-up expenses. Personnel related expenses comprise the most significant component of these expenses.

	Three Months Ended September 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Operating expenses
Research, development and engineering	$19,181	$18,612	$(569)	-3.0%
Sales and marketing	4,515	3,753	(762)	-16.9%
General and administrative	16,289	14,392	(1,897)	-11.6%
Production start-up	1,097	—	(1,097)	–100.0%
Goodwill impairment loss	—	9,581	9,581	100.0%
Total operating expenses	$41,082	$46,338	$5,256	12.8%

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

	Three Months Ended September 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenses
Aggregated research, development and engineering expenditures	$22,074	$18,612	$(3,462)	-15.7%
Research, development and engineering reimbursements	(2,893)	—	2,893	100.0%
Research, development and engineering expenses	$19,181	$18,612	$(569)	-3.0%

The decrease in research, development and engineering expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily attributable to a decrease of $1.4 million related to a reduction in lab supplies, a decrease of $0.7 million in professional services fees, a decrease of $0.5 million in equipment and facilities costs, a $0.3 million decrease in the cost associated with the disposition of assets, offset by an increase of $2.4 million in expenses associated with an increase in payroll. Research, development and engineering expense was 30% of revenue for the three months ended September 30, 2011, compared to 73% for the three months ended September 30, 2012.

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of personnel-related expenses, travel and other out-of-pocket expenses for marketing programs, such as trade shows, industry conferences, marketing materials and corporate communications, and facilities costs and other related overhead.

The decrease in sales and marketing expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily attributable to a decrease of $1.0 million in payroll related expenses, offset by an increase in other general sales and marketing expenses of $0.2 million. Sales and marketing expense was 7% of revenue for the three months ended September 30, 2011, compared to 15% for the three months ended September 30, 2012.

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

The decrease in general and administrative expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to a $5.1 million charge taken in 2011 associated with the settlement of litigation with Hydro-Quebec and the Board of Regents of the University of Texas and a $0.2 decrease in depreciation expense, partially offset be an increase of $3.5 million in legal services and a $0.5 million increase in accounting fees. General and administrative expense was 25% of revenue for the three months ended September 30, 2011, compared to 57% for the three months ended September 30, 2012.

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

We did not incur any production start-up expenditures during the three months ended September 30, 2012.  During the three months ended September 30, 2011, aggregate production start-up expenditures were offset by reimbursements of $0.8 million.

Goodwill impairment loss.  We conducted our annual goodwill test as of September 30, 2012. The results of the first step of the impairment test indicated that goodwill was impaired as of September 30, 2012. In light of challenges in our industries and our declining sales during the three months ended September 30, 2012, as well as: (i) limited demand for end products that are manufactured with equipment sold by us, (ii) the liquidity challenges we are facing, (iii) the deterioration of our customers financial condition, and (iv) the sustained decline in our stock price and a significant decline in our financial outlook for the next few years, we determined that sufficient impairment indicators existed to require performance of an additional interim goodwill impairment analysis as of September 30, 2012.

Based on the results of our impairment test, the implied fair value of goodwill was substantially lower than the carrying value of goodwill. As a result, we recorded a $9.6 million goodwill impairment charge on September 30, 2012.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income on cash balances, interest expense on borrowings, change in fair value of derivative liabilities, foreign currency-related gains and losses, equity earnings and gain or loss on long-term investments.

	Three Months Ended September 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest expense, net	$(2,227)	$(15,585)	$(13,358)	–599.8%
Gain (loss) on foreign exchange	(98)	419	517	–527.5%
Gain on change in fair value of warrant derivative liability	—	25,248	25,248	100.0%
Impairment of long-term investment	—	(5,943)	(5,943)	-100.0%
Loss debt and warrant issuance and conversion	—	(12,544)	(12,544)	-100.0%
Other (expense) income, net	(143)	(220)	(77)	-53.8%
Total other expense, net	$(2,468)	$(8,625)	$(6,157)	-249.5%

The change in interest, net for the three months ended September 30, 2012 was primarily due to the $10.5 million increase in interest expense related to the extinguishment of the 2013 Senior Notes issued during the three months ended September 30, 2012, with the remaining $5.1 million consisting of interest expense for our other debt obligations. The increase in net foreign exchange gains for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, is due to the effect of currency exchange rate changes on transactions that are non U.S. dollar denominated and charged or credited to earnings.

The gain on the change in fair value of the derivative liabilities recognized during the three months ended September 30, 2012 relates to the decrease in fair value of $7.9 million related to the January 2012 Warrants, the decrease in fair value of $8.2 million related to the May 2012 Warrants, the decrease in fair value of $4.9 million related to the July 2012 Warrants, the decrease in fair value of $2.1 million related to the Wanxiang Warrants and the decrease in fair value of $3.6 million related to the embedded derivatives, offset by the $1.4 million decrease in fair value of the redemption feature within other current assets that was included in the August 2012 Amendment of the 2013 Senior Notes.

During the three months ended September 30, 2012, we performed an analysis and valuation of our investment in Fisker Automotive accounted for under the cost method, resulting in an impairment charge of $6.0 million. Additionally, we incurred $12.5 million in expense relating to debt issuance and conversion costs. Other expense related to our share in the losses recognized on our Chinese joint venture accounted for under the equity method for the three months ended September 30, 2012 is consistent compared to the three months ended September 30, 2011.

Provision for Income Taxes.  Through September 30, 2012, we incurred net losses since inception and have not recorded provisions for U.S. federal income taxes since the tax benefits of our net losses have been offset by valuation allowances.

We have recorded a tax provision for foreign taxes associated with our foreign subsidiaries and state income taxes where our net operating loss deductions are limited by statutes.

Nine Months Ended September 30, 2011 and 2012

Revenue

	Nine Months Ended September 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Revenue
Products
Transportation	$71,152	$28,652	$(42,500)	–59.7%
Commercial	12,922	11,429	(1,493)	–11.6%
Electric grid	20,551	83	(20,468)	-99.6%
Total products	104,625	40,164	(64,461)	–61.6%
Services	14,144	13,170	(974)	-6.9%
Total revenue	$118,769	$53,334	$(65,435)	–55.1%

Products Revenue.  The decrease in sales in the transportation industry for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to the decrease in demand. Sales to customers in the commercial market slightly decreased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to variations in demand from existing customers.

The amount of change in sales to customers in the electric grid market for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to the timing of installation of the grid products, and treatment of newly executed contracts under the completed contract method due to lack of reliable cost estimates for such agreements. Most of our electric grid products involve project-based contracts with multiple elements in which there are separate units of accounting within the arrangement if sufficient evidence of separability is present. When sufficient evidence of separability is unobtainable, we account for such arrangements on a completed contract method. The timing of when we complete the required deliverables for the units of accounting and when all other revenue recognition criteria are met may cause some variability in timing of revenue recognition.

Services Revenue.  Services revenue during the nine months ended September 30, 2012 decreased slightly compared to services revenue during the nine months ended September 30, 2011.

Cost of Revenue and Gross Profit (Loss)

	Nine Months Ended September 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Cost of revenue
Products	$157,928	$183,161	$25,233	16.0%
Services	13,422	17,628	4,206	31.3%
Total cost of revenue	$171,350	$200,789	$29,439	17.2%
Gross loss
Products	$(53,303)	$(142,997)	$(89,694)	–168.3%
Services	722	(4,458)	(5,180)	-717.5%
Total gross loss	$(52,581)	$(147,455)	$(94,874)	–180.4%

Cost of Products Revenue.  The increase in cost of products revenue was primarily due to an increase in warranty expense of $52.8 million and $15.0 increase in inventory reserve and scrap charges primarily related to our field campaign to replace prismatic battery modules and packs that may contain defective cells. These increases were partially offset by a decrease of $63.2 million cost of goods sold primarily driven by the decrease in product sales.

Cost of Services Revenues.  The increase in costs of services revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily driven by a significant loss incurred under a service agreement.

Products Gross Loss.  We experienced a products gross loss during the nine months ended September 30, 2012, primarily due to the aforementioned charges related to our field campaign to replace battery modules and packs that may contain defective cells and the related inventory charges. Decreased operating levels in our facilities also contributed to the gross loss.

Services Gross Loss.  Services gross loss increased in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to the timing of project milestones, loss incurred under a service agreement and the mix of current contracts. We recognize services project costs as incurred and, for programs which include milestones, we recognize services revenue upon the completion of project milestones when collectability is reasonably assured. As such, our services gross loss or profit fluctuates period over period based on the timing of milestones.

Operating Expenses

	Nine Months Ended September 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Operating expenses
Research, development and engineering	$56,974	$63,576	$6,602	11.6%
Sales and marketing	13,667	12,358	(1,309)	-9.6%
General and administrative	34,799	37,671	2,872	8.3%
Production start-up	9,215	—	(9,215)	–100.0%
Goodwill impairment loss	—	9,581	9,581	100.0%
Total operating expenses	$114,655	$123,186	$(8,531)	-7.4%

Research, Development and Engineering Expenses.  A portion of research, development and engineering expenses was offset by cost-sharing funding. Our research, development and engineering expenditures are summarized as follows:

	Nine Months Ended September 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Research, development and engineering expenses
Aggregated research, development and engineering expenditures	$62,015	$63,576	$1,561	2.5%
Research, development and engineering reimbursements	(5,041)	—	5,041	100.0%
Research, development and engineering expenses	$56,974	$63,576	$6,602	11.6%

The increase in research, development and engineering expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily attributable to an increase of $8.7 million in expenses associated with an increase in personnel and consultants who primarily focus on process improvement, material science chemistry and battery and battery systems technology and who support the increase in customer product development programs. Other increases in research, development and engineering expenses during the nine months ended September 30, 2012 include $1.1 million in facility expenses due to the increase in lab space in Waltham, Massachusetts, $0.6 million increase in relocation costs related to the closure of our facility in Korea and $0.5 million increase in depreciation due to an increase in fixed assets . These were partially offset by a decrease in expenses related to lab supplies of $4.2 million. Research, development and engineering expense was 48% of revenue for the nine months ended September 30, 2011, compared to 119% for the nine months ended September 30, 2012.

Sales and Marketing Expenses.  The decrease in sales and marketing expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily attributable to a decrease in payroll related expenses. Sales and marketing expense was 12% of revenue for the nine months ended September 20, 2011, compared to 23% for the nine months ended September 30, 2012.

General and Administrative Expenses.  The increase in general and administrative expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to an increase in legal and accounting services of $3.6 million and $1.2 million, respectively, an increase in personnel-related expenses of $3.2 million, and an increase in insurance expense of $1.1 million partially offset by a reduction in Hydro Quebec litigation settlement expenses of $5.8 million and recruiting expenses of $0.6 million. General and administrative expense was 29% of revenue for the nine months ended September 30, 2011, compared to 71% for the nine months ended September 30, 2012.

Production start-up.  Production start-up expenses consist of salaries and personnel-related costs, site selection costs, including legal and regulatory costs, rent and the cost of operating a production line before it is qualified for production, including the cost of raw materials run through the production line during the qualification phase.

The first production line in Livonia, Michigan was qualified for production in December 2010. Our second production line in our Livonia, Michigan plant began qualification in the first quarter of 2011 and was completed in the third quarter of 2011. Our coating plant at our Romulus, Michigan facility began qualification in the first quarter of 2011 and was completed in the fourth quarter of 2011. Production start-up expenses were 8% of revenue for the nine months ended September 30, 2011.

We did not incur any production start-up expenditures during the nine months ended September 30, 2012.  During the nine months ended September 30, 2011, aggregate production start-up expenditures were offset by reimbursements of $4.6 million.

Goodwill impairment loss.  We conducted our annual goodwill test as of September 30, 2012. The results of the first step of the impairment test indicated that goodwill was impaired as of September 30, 2012. In light of challenges in our industries and our declining sales during the three months ended September 30, 2012 (i) limited demand for end products that are manufactured with equipment sold by us, (ii) the liquidity challenges we are facing, (iii) the deterioration of our customers financial condition, and (iv) the sustained decline in our stock price and a significant decline in our financial outlook for the next few years, we determined that sufficient impairment indicators existed to require performance of an additional interim goodwill impairment analysis as of September 30, 2012.

Based on the results of our impairment test, the implied fair value of goodwill was substantially lower than the carrying value of goodwill. As a result, we recorded a $9.6 million goodwill impairment charge on September 30, 2012.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2011	2012	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net
Interest expense, net	$(4,973)	$(22,537)	$(17,564)	–353.2%
Gain (loss) on foreign exchange	(19)	373	392	–206.3%
Gain on change in fair value of warrant derivative liability	—	25,429	25,429	100.0%
Impairment of long-term investment	—	(8,873)	(8,873)	-100.0%
Loss debt and warrant issuance and conversion	—	(12,544)	(12,544)	-100.0%
Other (expense) income, net	530	(1,015)	(1,545)	-291.5%
Total other expense, net	$(4,462)	$(19,167)	$(14,705)	-329.6%

The change in interest, net for the nine months ended September 30, 2012 was primarily due to the $13.2 million increase in interest expense related to the extinguishment of the 2013 Senior Notes issued during the three months ended September 30, 2012, $4.8 million in expenses related to the 2016 Convertible Notes, with the remainder expense consisting of interest expense for our other obligations. The increase in net foreign exchange gains for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 were due to the effect of currency exchange rate changes on transactions that are non-U.S. dollar denominated and charged or credited to earnings.

The gain on the change in fair value of the derivative liabilities recognized during the nine months ended September 30, 2012 relates to the decrease in fair value of $11.1 million related to the January 2012 Warrants, the decrease in fair value of $6.0 million related to the May 2012 Warrants, the decrease in fair value of $4.9 million related to the July 2012 Warrants, the decrease in fair value of $2.1 million related to the Wanxiang Warrants and the decrease in fair value of $2.8 million related to the embedded derivatives, offset by a $1.4 million decrease in fair value of the redemption feature within other current assets included in the August 2012 Amendment of the 2013 Senior Notes.

During the nine months ended September 30, 2012, we performed an analysis and valuation of our investment in Fisker Automotive accounted for under the cost method, resulting in an impairment charge of $8.9 million. Additionally, we incurred $12.5 million in expense relating to debt issuance and conversion costs. Other expense related to our share in the losses recognized on our Chinese joint venture accounted for under the equity method for the three months ended September 30, 2012 is consistent compared to the three months ended September 30, 2011.

Provision for Income Taxes.  The provision for income taxes for the nine months ended September 30, 2011 and 2012 was primarily related to foreign and state income taxes. We did not report a benefit for federal income taxes in the condensed consolidated financial statements as the deferred tax asset generated from our net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward may not be realized.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the bankruptcy filing, we funded our operations primarily through the sale and issuance of preferred stock, common stock, convertible debt, warrants, demand notes and term loans, and credit facilities. Our cash balance at December 31, 2011 and September 30, 2012 was $186.9 million and $31.3 million, respectively.

On October 16, 2012, we filed for relief under Chapter 11 bankruptcy protection as discussed in the details below.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September,
	2011	2012
Net cash used in operating activities	$(197,978)	$(176,616)
Net cash used in investing activities	(74,459)	(21,467)
Net cash provided by financing activities	281,431	42,539
Effect of foreign exchange rates on cash and cash equivalents	(17)	—
Net decrease in cash and cash equivalents	$8,977	$(155,544)

Cash Flows From Operating Activities

Operating activities used $176.6 million of net cash during the nine months ended September 30, 2012. We incurred a net loss of $290.5 million in the nine months ended September 30, 2012, which included non-cash share-based compensation expense of $10.3 million, depreciation and amortization of $21.4 million, amortization of debt issuance costs and noncash interest expense of $15.8 million primarily related to extinguishment of debt and cash settlement of the Hudson Bay notes, a $13.4 million impairment charge on long-lived assets, and $8.9 million impairment on long-term investments. Investments in working capital and other changes in asset and liability accounts provided $56.1 million of net cash during the nine months ended September 30, 2012.

Operating activities used $198.0 million of net cash during the nine months ended September 30, 2011. We incurred a net loss of $172.8 million in the nine months ended September 30, 2011, which included non-cash share-based compensation expense of $10.4 million and depreciation and amortization of $18.2 million. Investments in working capital and other changes in asset and liability accounts provided $57.8 million of net cash during the nine months ended September 30, 2011.

As a result of the field campaign launched related to the prismatic cell issue for which we estimate costs to be $51.6 million, we began to rebuild our inventory and manage our backlog for existing customer orders while simultaneously replacing the defective customer modules and packs which contributed to significant net losses and negative operating cash flows during the nine months ended September 30, 2012.

Cash Flows From Investing Activities

Cash used in investing activities totaled $21.5 million during the nine months ended September 30, 2012 and consisted of capital expenditures of $24.3 million primarily related to the purchase of manufacturing equipment and an increase in restricted cash of $1.6 million. During the nine months ended September 30, 2012, we received government grant proceeds of $4.5 million related to reimbursements for capital expenditures previously incurred. The reimbursements received for the nine months ended September 30, 2012 primarily relate to our DOE Battery Initiative grant.

Cash used in investing activities totaled $74.5 million during the nine months ended September 30, 2011 and consisted of capital expenditures of $113.7 million primarily related to the purchase of manufacturing equipment and a purchase of an investment of $3.3 million, offset by a decrease in restricted cash of $10.5 million. During the nine months ended September 30, 2011, we received government grant proceeds of $32.0 million related to reimbursements for capital expenditures previously incurred. The reimbursements received for the nine months ended September 30, 2011 primarily relate to our DOE Battery Initiative grant.

Cash Flows From Financing Activities

Cash provided by financing activities totaled $42.5 million during the nine months ended September 30, 2012 and included repayments on our revolving credit line of $38.1 million, repayments on long term debt of $7.8 million, and repayments on capital lease obligations of $2.2 million. These were offset by proceeds of $32.8 million from the issuance of common stock and warrants, net of offering costs and proceeds from the issuance of debt, net of financing costs of $59.0 million.

Cash provided by financing activities totaled $281.4 million during the nine months ended September 30, 2011 and included proceeds from the issuance of debt, net of offering costs of $138.8 million, proceeds from the issuance of common stock, net of issuance costs paid, of $115.2 million, proceeds from revolving credit lines of $38.1 million, proceeds from the exercise of stock options of $2.0 million and proceeds from government grants of $0.9 million. These proceeds were partially offset by repayments on long-term debt of $12.0 million and payments on capital lease obligations of $2.1 million.

Liquidity and Bankruptcy

On October 16, 2012, the Company and all of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. The Company’s intent under the Chapter 11 filing was to, among other things, obtain access to new financing and facilitate one or more transactions, including the sale of certain of its automotive business assets. The Company continued operating its businesses in the ordinary course as it attempted to complete the sale of the automotive assets and continued to actively pursue strategic alternatives for their other businesses. The Company also obtained the necessary relief from the Bankruptcy Court to pay the claims of certain critical, priority and foreign vendors and the vast majority of its employees’ claims in full and on time in accordance with its existing business terms.

On December 11, 2012, the Bankruptcy Court issued an order approving the Proposed Sales, and asset purchase agreements between the Company and Wanxiang (the “Wanxiang APA”) and between the Company and Navitas (the “Navitas APA” and together with the Wanxiang APA, the “Asset Purchase Agreements”) were executed. Under the Wanxiang APA, Wanxiang agreed to acquire the Company’s automotive, grid and commercial business assets, including technology, products, contracts and U.S. facilities in Michigan, Massachusetts and Missouri; its operations in China; and its equity interest in Shanghai Advanced Traction Battery Systems Co., A123’s joint venture with Shanghai Automotive. The sale was subject to certain closing conditions, including approval from the Committee on Foreign Investment in the United States. Under the Navitas APA, Navitas agreed to acquire the Company’s U.S. government business assets, including its technology, products, intellectual property and contracts, as well as the lease for the Company’s facility in Ann Arbor, Michigan. The sale was subject to certain closing conditions, including the completion of the transactions contemplated by the Wanxiang APA as well as Navitas and Wanxiang entering into certain agreements related to the provision of transition services or the license of intellectual property between the companies.

On January 29, 2013, the Proposed Sales were closed with Wanxiang and Navitas.  We received $258.6 million of net proceeds in conjunction with this sale, of which $50.0 million was used to repay the funds received under the Wanxiang DIP financing agreement executed November 5, 2013.

On February 6, 2013, we filed with the Bankruptcy Court a proposed Joint Plan of Liquidation (as may be amended, modified or supplemented from time to time, the “Proposed Plan”) and related disclosure statement (as may be amended, modified or supplemented from time to time, the “Disclosure Statement”) for the resolution and satisfaction of all Claims against and Interests in us. The Plan provides for the liquidation of assets of the Estate, including the investigation and prosecution of Estate Causes of Action, by a Liquidation Trust to be formed pursuant to the proposed Plan and a Liquidation Trust Agreement. The Liquidation Trust is to be managed by a Liquidation Trustee as well as by a Liquidation Trust Oversight Committee selected by the Official Creditors’ Committee. The Liquidation Trust shall be responsible for making distributions to holders of claims and, if applicable, interests, as well as all other administrative tasks necessary for ultimate resolution of the Chapter 11 cases, pursuant to the terms of the proposed Plan and the Liquidation Trust Agreement.

On May 20, 2013 the Proposed Liquidation Plan was approved by the Bankruptcy Court to be effective in June/July 2013.

Credit Facilities

As of September 30, 2012, we had the following credit facilities outstanding.

•              The 2013 Senior Convertible Notes

•              The 2016 Convertible Notes

•              The Bridge Loan Facility

•              Senior Secured Convertible Notes

•              Massachusetts Clean Energy Loan

These facilities are described in Note 8 to our condensed consolidated financial statements for the period ended September 30, 2012 included in this Form 10-Q.

License Agreements and Settlement Agreement

In November 2011, we entered into a series of agreements with IHI, including a stock purchase agreement pursuant to which, among other things, we raised $25.0 million through the sale of common stock to IHI, and a technology license agreement, professional services agreement and a product supply agreement. Pursuant to the technology license, we will exclusively license, for an initial term of 10 years, our advance battery system technology and systems integration know-how to manufacture battery and modules for the transportation market in Japan for a one-time non-refundable license fee of $7.5 million, plus a professional services fee of $0.7 million to facility the transfer under the technology license agreement and to enhance IHI’s ability to practice the technology licensed. The $0.7 million due under the professional services agreement is broken down into semi-yearly installments of $0.18 with the first payment received on June 30, 2012. The amounts due under the professional service agreement are added to deferred revenue once billed, and amortized during the duration of the license agreement. During the license term, we will also receive a royalty percentage in the low single digits based on IHI’s net sales of products that use or embody the licensed technology and know-how, minus the cost of battery cells purchased by IHI from us for use with such products. We will be the exclusive supplier of lithium ion battery cells to IHI under a product supply agreement for the battery systems and modules that IHI produces. As of September 30, 2012, we had $0.4 million due from IHI, included within accounts receivable, net on the condensed consolidated balance sheets.

On October 31, 2011, we entered into a Settlement Agreement with Hydro-Quebec and related Patent Sublicense Agreement with Hydro-Quebec and LiFePO4+C, thereby settling the patent disputes and resolving the existing litigations among the parties. For the year ended December 31, 2011, we recognized a settlement charge of $5.0 million related to this lawsuit which is recorded within general and administrative expense in the consolidated statement of operations. We have paid $3.5 million of the settlement amount during the year ended December 31, 2011 and the remaining $1.5 million will be paid in two equal installments in 2013 and 2014. As partial consideration for the license grants by LiFePO4+C Licensing AG, we will be required to pay royalties to LiFePO4+C Licensing AG on a quarterly basis commencing as of January 1, 2012, based on a percentage of our net sales of cells, electrode systems, and/or complex systems (plus such net sales attributed to any of our permitted sublicensees) during such quarterly period. We are required to pay royalties on a sliding scale, with a maximum possible royalty rate of 2% of net sales (based on a defined percentage of our product sales revenue) through the agreement’s term, and based on the fiscal year in which the royalties are calculated and the accrual of total royalty in that fiscal year. Such defined percentage may also be adjusted by mutual agreement if our standalone cell or electrode system revenues increase significantly in proportion to overall product revenues.

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

•                  On October 16, 2012, the Company and all of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. The Company’s intent under the Chapter 11 filing was to, among other things, obtain access to new financing and facilitate one or more transactions, including the sale of certain of its automotive business assets. The Company continued operating their businesses in the ordinary course as they attempted to complete the sale of the automotive assets and continued to actively pursue strategic alternatives for their other businesses. The Company also obtained the necessary relief from the Bankruptcy Court to pay the claims of certain critical, priority and foreign vendors and the vast majority of their employees’ claims in full and on time in accordance with their existing business terms.

•                  On December 11, 2012, the Bankruptcy Court issued an order approving the Proposed Sales, and asset purchase agreements between the Company and Wanxiang (the “Wanxiang APA”) and between the Company and Navitas (the “Navitas APA” and together with the Wanxiang APA, the “Asset Purchase Agreements”) were executed. Under the Wanxiang APA, Wanxiang acquired the Company’s automotive, grid and commercial business assets, including technology, products, contracts and U.S. facilities in Michigan, Massachusetts and Missouri; its operations in China; and its equity interest in Shanghai Advanced Traction Battery Systems Co., A123’s joint venture with Shanghai Automotive. The sale was subject to certain closing conditions, including approval from the Committee for Foreign Investment in the United States. Under the Navitas APA, Navitas agreed to acquire the Company’s U.S. government business assets, including its technology, products, intellectual property and contracts, as well as the lease for the Company’s facility in Ann Arbor, Michigan. The sale was subject to certain closing conditions, including the completion of the transactions contemplated by the Wanxiang APA as well as Navitas and Wanxiang entering into certain agreements related to the provision of transition services or the license of intellectual property between the companies.

•                  On February 6, 2013, the Company filed with the Bankruptcy Court a proposed Joint Plan of Liquidation (as may be amended, modified or supplemented from time to time, the “Proposed Plan”) and related disclosure statement (as may be amended, modified or supplemented from time to time, the “Disclosure Statement”) for the resolution and satisfaction of all Claims against and Interests in the Company. The Plan provides for the liquidation of Assets of the Estate, including the investigation and prosecution of Estate Causes of Action, by a Liquidation Trust to be formed pursuant to the Plan and a Liquidation Trust Agreement. The Liquidation Trust is to be managed by a Liquidation Trustee as well as by a Liquidation Trust Oversight Committee selected by the Official Creditors’ Committee. The Liquidation Trust shall be responsible for making distributions to holders of Claims and, if applicable, Interests, as well as all other administrative tasks necessary for ultimate resolution of the Chapter 11 Cases, pursuant to the terms of the Plan and the Liquidation Trust Agreement.

•                  On May 20, 2013 the Proposed Liquidation Plan was approved by the Bankruptcy Court to be effective in June/July 2013.

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

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our cash equivalents and warrant derivative liability.

Except for the convertible notes (the 2016 Notes as defined in Note 8 and the 2013 Senior Notes) outstanding, the carrying amount of all financial instruments approximate their fair values as of December 31, 2011 and September 30, 2012. The carrying amount of cash (Level 1) and restricted cash (Level 1) approximates fair value due to the short-term nature of these items. Cash equivalents, which include money market accounts, are carried at fair value, using quoted prices for identical unrestricted instruments in active markets. We believe that our debt obligations (Level 2), except for the 2016 Notes outstanding as of December 31, 2011 and September 30, 2012, and the 2013 Senior Notes outstanding as of September 30,

2012, accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

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

During the third quarter we prepared an analysis of undiscounted cash flows by asset group. The estimated undiscounted cash flows as of September 30, 2012 exceeded the carrying value of the asset group. Accordingly, we passed step 1 of the impairment analysis. Any changes based upon our forecasted cash flow projections or manner in which the assets are used could result in an impairment in the future.

Goodwill Impairment

The Company assesses goodwill and other intangible assets and long-lived assets for impairment annually as of October 1, or when changes in circumstances indicate that the carrying value may not be recoverable, as required by U.S. generally accepted accounting principles. These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the markets we serve. Deterioration in general economic conditions may result in, among other things: declining revenue and increase in expenses which can lead to excess capacity and declining operating cash flow; significant underperformance relative to historical or projected future operating results; reductions in management’s estimates for future operating cash flow growth, and significant negative industry or economic trends.

We conducted our annual goodwill test as of September 30, 2012. The results of the first step of the impairment test indicated that goodwill was impaired as of September 30, 2012. In light of challenges in our industries and our declining sales during the three months ended September 30, 2012 (i) limited demand for end products that are manufactured with equipment sold by us, (ii) the liquidity challenges we are facing, (iii) the deterioration of our customers financial condition, and (iv) the sustained decline in our stock price and a significant decline in our financial outlook for the next few years, we determined that sufficient impairment indicators existed to require performance of an additional interim goodwill impairment analysis as of September 30, 2012.

Based on the results of our impairment test, the implied fair value of goodwill was substantially lower than the carrying value of goodwill. As a result, we recorded a $9.6 million goodwill impairment charge on September 30, 2012.

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

Investments in Non-Public Companies

Our investments held in non-public companies are considered a critical accounting policy because these investments expose us to equity price risk. Strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses, which could be material. We generally do not attempt to reduce or eliminate our market exposure in cost or equity method investments. We regularly monitor these non-publicly traded investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. There can be no assurance that cost or equity method investments will not face risks of loss. In December 2011, we elected not to participate in Fisker’s subsequent stock financing. Our investment in Fisker is accounted for under the cost method. This election not to participate resulted in the conversion of our preferred shares of Fisker to common shares on a 2:1 ratio. As such, we performed an analysis and valuation of our investment in Fisker resulting in the recognition of an impairment charge of $11.6 million for the year ended December 31, 2011. During the nine months ended September 30, 2012, our analysis and valuation of our investment in Fisker resulted in an impairment charge of $8.9 million. As of September 30, 2012, the carrying value of our investment in Fisker was $0.

Off-Balance Sheet Arrangements

In June 2010, we entered into a supply agreement under which we committed to minimum purchase volumes for each of the years ending December 31, 2010 through December 31, 2013 for a raw material component. If our purchase volumes during any year fail to meet the minimum purchase commitments, we are required to pay the seller a variance payment for the difference between the amount actually purchased in that calendar year and the annual minimum purchase commitment for that calendar year. We will receive a credit for the amount of the variance payment to be applied to purchases in the following year and we will have until April 1, 2015 to reclaim any variance payment resulting from the minimum purchase commitments for calendar years 2012 or 2013. For the nine months ended September 30, 2012, we have purchased $3.9 million under this supply agreement.

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

Contractual Obligations

On October 16, 20012, the Company and all its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 as further discussed above.  The Company’s contractual obligations will be subject to the Joint Plan of Liquidation as approved by the Bankruptcy Court in May 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2012, we have not experienced any adverse changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 12, 2012. Our 2016 Notes issued in April 2011 and 2013 Senior Notes issued in May 2012 have fixed interest rates and therefore we are not subject to interest rate sensitivity on these instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012, we identified a material weakness in our internal controls over the financial statement close and reporting process. During 2012, the Company initiated steps to make necessary improvements to our internal controls over the financial statement close and reporting process. However, our remediation efforts, including design, implementation and testing were impacted by the changes in internal control as discussed below.

Changes in Internal Controls.  For the quarterly period ended September 30, 2012, we identified the following changes in our internal controls over the financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected and are likely to continue to materially affect our internal control over financial reporting.

During the preparation of our quarterly report on Form 10-Q for the period ended September 30, 2012, the Company filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in October 2012. In connection with the bankruptcy filing, and the resulting sale of substantially all of the Company’s assets to Wanxiang and Navitas in January 2013, all employees were terminated from the Company. Consequently, we had a lack of continuity of management and personnel during the preparation of our Form 10-Q for the period ended September 30, 2012. During the financial close and reporting process, we relied on assistance of former executives working under consulting agreements and former employees of the accounting department working under the terms of a transition services agreement entered into with Wanxiang as part of the asset sale, as supplemented by additional resources through third party consultants. Due to the lack of continuity in personnel, the internal control structure over the financial close and reporting process has been materially modified to facilitate the preparation of our financial statements.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 2, 2012, a class action complaint was filed in the United States District Court for the District of Massachusetts by Scott Heiss, purportedly acting individually and on behalf of other similarly situated persons, against our company and our CEO, David Vieau, our CFO, David Prystash, and our former Interim CFO, John Granara. The complaint followed our disclosure in March 2012 of potentially defective prismatic cells used in battery packs and a replacement program for such cells. The complaint attempted to allege that certain of our disclosures were inaccurate because the potentially defective cells and their replacement were not disclosed earlier. The complaint asserted a claim under Section 10(b) of the Securities Exchange Act of 1934 against our company and claims under Sections 10(b) and 20(a) of that statute against the individuals. It asserted a purported class period from February 28, 2011 through March 23, 2012.

On April 12, 2012, a similar class action complaint was filed in the United States District Court for the District of Massachusetts by Terry Leon Fike, purportedly acting individually and on behalf of other similarly situated persons, against the same defendants. The complaint made similar allegations and also asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and a purported class period from February 28, 2011 through March 23, 2012.

On June 7, 2012, the Court consolidated the two cases and appointed a lead plaintiff and lead counsel for the asserted class.  On August 31, 2012, plaintiffs filed a consolidated amended complaint.  On October 1, 2012, we filed a motion to dismiss the consolidated amended complaint.  On October 22, 2012, we notified the Court of the bankruptcy filing, and on October 23, 2012, we filed a Notice of Motion Filed in Bankruptcy Court to Stay Litigations as to Non-Debtor Defendants.  In response, plaintiffs requested an extension of time for the filing of briefing related to the pending motion to dismiss as to the non-debtor defendants.  The Court granted the extension.  On January 25, 2013, plaintiffs filed an opposition to the motion to dismiss as to the non-debtor defendants.  We filed a reply on February 8, 2013.  On March 14, 2013, the Court granted our motion to dismiss but gave plaintiffs leave to file a second amended complaint with in twenty-one days.  Plaintiffs opted not to file an amended complaint but to dismiss the case instead.  On April 4, 2013, the parties filed a Stipulation of Voluntarily Dismissal with Prejudice.

On May 14, 2012, a putative derivative action was filed in the U.S. District Court for the District of Massachusetts against the Board of Directors and certain others, as well as against our company as a nominal defendant, captioned, Jane Ahmed v. David P. Vieau, David Prystash, John Granara, Desh Deshpande, Arthur L. Goldstein, Gary E. Haroian, Dr. Paul E. Jacobs, Mark M. Little, Jeff McCarthy and Dr. Bart Riley, 1:12-CV-10865-RGS. The complaint alleged that certain of our disclosures between February 28, 2011 and March 28, 2012 were materially misleading because they failed to disclose the prismatic cell manufacturing issues and that the individual defendants violated their fiduciary duties and other causes of action on behalf of the company. The complaint alleged that demand on the board to take such actions would be “futile” and should be excused. On June 6, 2012, the defendants moved to dismiss the complaint on the ground that demand on the board of directors was required under Delaware law and that plaintiff had not properly pled that demand in this case should be excused as futile. On June 20, 2012, plaintiff opposed that motion, and on June 25, defendants submitted a reply in further support of their motion to dismiss.  On October 15, 2012, the Court held oral argument on the motion to dismiss and took the motion under advisement.  On October 17, 2012, we notified the Court of the bankruptcy filing, and on October 23, 2012, we filed a Notice of Motion Filed in Bankruptcy Court to Stay Litigations as to Non-Debtor Defendants.  On January 14, 2013, the Court ordered the case stayed pursuant to the order issued on November 8, 2012 by the U.S. Bankruptcy Court for the District of Delaware staying all derivative actions.

On May 15, 2012, we received a letter addressed to our Board of Directors from an attorney representing an individual claiming to be a shareholder of our company. The letter asserted that our disclosures between November 9, 2010 and March 28, 2012 were materially misleading as a result of the prismatic cell manufacturing issue disclosed in March of 2012 and further asserted that the Board breached its fiduciary duties during this time. The letter made a demand on the Board to investigate the alleged inaccurate statements and to consider potential legal action against those deemed responsible. The Board considered the issues raised in the letter and retained independent counsel to advise them. On August 3, 2012, the Board’s counsel responded to the letter on the Board’s behalf indicating that the Board considered the allegations in the demands based on an investigation on behalf of the Board conducted by outside directors with the assistance of counsel and determined that it would not be in the best interest of A123 Systems, Inc. or A123, or its stockholders to commence or maintain an action against any present or former officer or director of the A123 concerning the matters alleged in the demand and refused the demands.

On May 21, 2012, a putative derivative action was filed in Superior Court for the Commonwealth of Massachusetts against the Board of Directors and certain others, as well as against our company as a nominal defendant, captioned, Murray Sussman v. David P. Vieau, Gururaj Deshpande, Gilbert N. Riley, Jr., Jeffrey McCarthy, Gary E. Haroian, Arthur L. Goldstein, Paul E. Jacobs, Mark M. Little, David Prystash, John Granara, Case No. 12-917. The complaint asserted substantially similar allegations and claims as the Ahmed complaint summarized above, including that demand on the board of directors should be excused as futile. On June 11, 2012, the defendants filed a motion asking the court to stay this litigation in favor of the Ahmed derivative case pending in the U.S. District Court for the District of Massachusetts, or, in the alternative, that the complaint should be dismissed on the ground that demand on the board of directors was required under Delaware law and that plaintiff had not properly pled that demand in this case should be excused as futile. On July 16, 2012, the plaintiff filed a memorandum of law in opposition to defendants’ motion to stay the litigation, or in the alternative, to dismiss this action. On July 27, 2012, the defendants filed a reply memorandum of law in further support of their motion to stay, or in the alternative, to dismiss the action. On September 20, 2012, the Court granted the motion to stay pending resolution of the Ahmed derivative action.  On October 23, 2012, we notified the Court of the bankruptcy filing.  On October 31, 2012, the Court ordered the case stayed due to the automatic stay provisions of the Bankruptcy Code.

On July 13, 2012, we received a demand letter addressed to our Board of Directors from an attorney representing an individual claiming to be a shareholder of the company. The letter alleges that our disclosures between March 11, 2011 and March 12, 2012 were materially misleading as a result of the prismatic cell manufacturing issue disclosed in March of 2012 and asserted that the Board and certain current and/or former executive officers of the company breached their fiduciary duties. The letter made a demand on the Board to investigate the alleged breach of fiduciary duties to our company and to consider legal action against those responsible. The Board considered the issues raised in the letter and had its independent counsel advise them. On August 3, 2012, the Board’s counsel responded to the letter on the Board’s behalf indicating that the Board considered the allegations in the demands based on an investigation on behalf of the Board conducted by outside directors with the assistance of counsel and determined that it would not be in the best interest of A123 or its stockholders to commence or maintain an action against any present or former officer or director of our company concerning the matters alleged in the demand and refused the demands.

We intend to defend any litigations vigorously, although the consolidated class action has already been dismissed with prejudice, and we expect that the derivative actions will be dismissed with prejudice by the liquidation trustee of the estate once the plan of liquidation is confirmed by the Bankruptcy Court.  Nonetheless, aside from the class action, which is already dismissed, we are unable to determine the outcome of the other matters with certainty and the effect, if any, they may have on our financial position or results of operations. The outcomes are inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of these matters.

See Note 1 of our financial statements for a discussion of our Chapter 11 Bankruptcy filing and related proceedings

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

Risks Related to Our Business

We do not expect that our equityholders will receive any distribution in the current bankruptcy proceedings.

Following the completion of the sales of substantially all of our assets to third parties, we have discontinued most of our business.  As a result, our Board of Directors approved the proposal of a Joint Plan of Liquidation (as amended, the “Plan”), which was initially filed with the Bankruptcy Court on February 6, 2013 and approved by the Bankruptcy Court on May 20, 2013.  The Plan is expected to become effective in June or July, 2013.  Following the effectiveness of the Plan, a Liquidation Trust will be responsible for liquidating our remaining assets and making distributions in accordance with the Plan and the priorities established by the Bankruptcy Code.   Following payment of claims in accordance with the Plan, we do not expect there will be any available cash remaining to make any distributions to our equityholders.

Trading in our securities during the pendency of the bankruptcy proceedings is highly speculative and poses substantial risks. We expect our common stock will be cancelled and that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.

We expect all security interests will be cancelled and extinguished in connection with the effectiveness of the Plan, and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. As a result, our currently outstanding common stock would have no value. Trading prices for our common stock bear little or no relationship to the actual recovery, if any, by the holders thereof in the bankruptcy proceedings. Accordingly, we urge extreme caution with respect to existing and future investments in our equity securities and any of our other securities.

Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

On August 16, 2012, we entered into a Loan Agreement (the “Loan Agreement”) with Wanxiang America Corporation (the “Lender”) providing for a senior secured bridge loan facility, pursuant to which, among other things, we received an initial cash advance (the “Initial Loan”).  Upon receiving the Initial Loan, we issued the Lender a warrant that, subject to certain limitations on exercisability, is exercisable into a number of shares of our common stock equal to 24.9% of our outstanding shares on a fully diluted basis at the time of exercise.  This warrant has an aggregate exercise price of $25 million (subject to a reduction to 40% of such aggregate price in the event that certain government grants or tax credits cease to be available to us).  The Loan Agreement terminated on October 16, 2012.

The securities described above were acquired by the Lender in transactions meeting the requirements of Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), or in the case of non-U.S. persons, Regulation S under the Securities Act.

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

B456 SYSTEMS, INC.

Date: June 28, 2013	By:	/s/ DAVID PRYSTASH

David Prystash
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

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